Form 10KSB
period 1998-12-31
CORNERSTONE BANCORP INC
filed 1999-03-30
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20429

                                  FORM 10-KSB
(MARK ONE)


                  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
     [X]              THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     [_]             THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to


                        COMMISSION FILE NUMBER: 0-25465

                           CORNERSTONE BANCORP, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                     CONNECTICUT                                                    06-1170335
     --------------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation or organization)         ( I.R.S. Employer Identification No.)

         550 SUMMER ST.,  STAMFORD, CONNECTICUT                                        06901
        -----------------------------------------                                    -----------
            (Address of principal office)                                            ( Zip Code)

                  Issuer's telephone number:  (203) 356-0111
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class                                Name of each exchange on which registered
       --------------------                               -----------------------------------------
       Common Stock, par value $0.01 per share            American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

              None
       --------------------
         (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_____
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended December 31, 1998 were $11,266,000.

The aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer as of March 2, 1999, was $15,808,310 based on the closing price of $17.875 per share.

The number of shares outstanding of the issuer's common stock as of March 2, 1999 was 1,122,837.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 1999 -
Part III.

Transitional Small Business Disclosure Format (check one):  Yes____  No X
                                                                       ---

                               TABLE OF CONTENTS

PART I                                                                          PAGE
------                                                                          ----
     Item 1  -  Description of Business........................................     1

     Item 2  -  Description of Property........................................    11

     Item 3  -  Legal Proceedings..............................................    12

     Item 4  -  Submission of Matters to a Vote of Security Holders............    12

     Item 4A -  Executive Officers of the Issuer...............................    13

PART II
-------

     Item 5  - Market for Common Equity and
               Related Stockholder Matters....................................    13

     Item 6  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................    14

     Item 7  - Financial Statements...........................................    26

     Item 8  - Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure.........................    27

PART III
--------

     Item 9  - Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............    27

     Item 10 - Executive Compensation.........................................    27

     Item 11 - Security Ownership of Certain Beneficial Owners and Management     27

     Item 12 - Certain Relationships and Related Transactions.................    27

                                      (i)

PART IV
-------

  Item 13 - Exhibits and Reports on Form 8-K..................................    27

SIGNATURES....................................................................    30

                                     (ii)

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

                                    GENERAL

     Cornerstone Bancorp, Inc. (the "Bancorp") is a Connecticut corporation, incorporated in 1998 to serve as a bank holding company to provide executive, financial and administrative functions for its subsidiaries. The Bancorp is the successor registrant to Cornerstone Bank (the "Bank"). The Bancorp completed the acquisition of the Bank on March 1, 1999 pursuant to a reorganization whereby the Bancorp acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one share exchange. As a result of this reorganization, the Bank is now a wholly-owned subsidiary of the Bancorp. The holding company formation was accounted for in a manner similar to a pooling of interests and, accordingly, it had no effect on the Bank's financial statements. The Bank will continue its operations at the same locations and with the same management it had prior to the reorganization. References to the "Bancorp" in this report include references to Cornerstone Bancorp, Inc. and Cornerstone Bank, unless the context indicates otherwise.

     The Bank is a Connecticut corporation incorporated in 1985. The Bank's business consists primarily of attracting deposits from the general public and local businesses and investing or loaning these deposits. The Bank originates loans collateralized by liens on commercial and residential properties and engages in making secured and unsecured consumer installment and commercial loans.

     The Bank engages in a full service commercial and consumer banking business. The Bank offers retail banking services including demand, savings and time deposits and commercial mortgage and consumer/installment loans. Since its inception, the Bank's primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including low and moderate income areas) while focusing on its surrounding community towns and cities of Stamford, Greenwich, Darien and New Canaan. The Bank conducts its operations through its main office located on 550 Summer Street in Stamford, Connecticut; its branch offices located on Hope Street, West Broad Street and High Ridge Road in Stamford, Connecticut; and a fourth branch located in Cos Cob, Connecticut. The Bank anticipates that it will open a fifth branch in Norwalk, Connecticut on or about April 30, 1999. The Bank also offers limited service mobile branches which operate within a five mile radius of the offices located on Summer Street in Stamford, Cos Cob and Norwalk, Connecticut.

                          FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements by the Bancorp regarding expectations for earnings, credit quality, other financial and business matters and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Bancorp or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing, other actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, customer deposit disintermediation, changes in customers' acceptance of the Bank's products and services, the extent and timing of legislative and regulatory actions and reforms, and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Bancorp assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

                          MARKET AREA AND COMPETITION

     The primary market area of the Bank consists of the town of Stamford and the surrounding communities of Greenwich, Darien and New Canaan. The balance of Fairfield County forms a secondary market. Stamford is 37.71 square miles and is located in the Southwest corner of Connecticut. It is located 40 miles north of New York City and is adjacent to Greenwich, Darien, and New Canaan, Connecticut and Pound Ridge, New York.

     Competition in the financial services industry and in the Bank's market area is strong. Numerous commercial banks, savings banks and savings associations maintain offices in the area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with the Bank for various segments of the Bank's business. These competitors, which are located both inside and outside the Bank's market area, often have far greater resources than the Bank and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual customers. The Bank has emphasized personalized banking services and the advantage of local decision-making in its banking business, and this emphasis has been well received by the public in the Bank's market area.

     Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity, and customer awareness of product and service differences among competitors.

     Connecticut has enacted legislation which liberalized banking powers and has put thrift institutions on equal footing with other banks, thereby improving their competitive position. In addition, Connecticut's Interstate Banking Act permits mergers or acquisitions of Connecticut banks and bank holding companies in other states, so long as such states have reciprocal legislation. Many of these states currently have such legislation. Connecticut banking law also permits non-Connecticut bank holding companies to open offices in Connecticut that may engage in a banking business, other than the provision of deposit services, and several New York and other out-of-state bank holding companies have done so. Such legislative authority has also increased the size of financial institutions competing with the Bank for deposits and loans in its market place.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became federal law in October 1994. The Interstate Banking Act authorizes a number of interstate banking transactions and activities, including, among others, the following: (i) since October 1995, a bank holding company has been allowed to acquire banks in states outside of the holding company's home state; (ii) beginning on June 1, 1997 (or earlier, if allowed by state law), an insured bank may acquire a bank outside of the acquiring bank's home state, unless the home state of such bank involved in the transaction passes a law before June 1, 1997 prohibiting such transactions with out-of-state banks; (iii) an insured bank may acquire a branch of a bank located outside of the acquiring bank's home state if the law of the state where the branch is located allows such out-of-state acquisitions; and (iv) an insured bank will be able to establish new branches in states outside of the bank's home state if the state in which the bank desires to establish a branch has a law permitting out-of-state banks to establish branches. The effect of the Interstate Banking Act has increased competition for the Bank.

     The business of the Bank also may be affected by governmental and regulatory actions and policies. Monetary and fiscal policies of the United States Government and its instrumentalities, including the Board of Governors of the Federal Reserve System, significantly influence the growth of loans, investments and deposits. The present bank regulatory environment may undergo further change which will affect the banking industry itself and competition between banks and non-bank financial institutions.


                              LENDING ACTIVITIES

     At December 31, 1998, the Bank's loan portfolio totaled approximately $69 million. The portfolio represented approximately 49% of total assets and approximately 57% of total deposits. Approximately 66% of the loan portfolio consisted of loans collateralized by residential construction, residential real estate or nonfarm nonresidential properties; approximately 30% of the portfolio consisted of commercial loans; and approximately 4% of the portfolio consisted
of consumer installment, auto and other loans.   The Bank's lending limit to one
borrower under applicable law was approximately $2.5 million at December 31, 1998. The Bank's lending limit to one borrower is equal to 15% of its unimpaired capital (approximately $15.0 million) plus loan and lease loss reserves (approximately $1.7 million) at December 31, 1998. Sources to fund the Bank's loans are derived primarily from deposits and stockholders' equity.

     Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from professionals including certified public accountants, attorneys, real estate brokers, builders and local businesses. The Bank's lending activities are also impacted by economic trends which affect the availability of funds, the demand for loans, and the level of
interest rates.   Loan demand throughout the Bank's market generally is expected to be moderate in 1999. The Bank is well positioned in terms of capital and liquidity and looks forward to extending credit opportunities to qualified borrowers.

ANALYSIS OF LOAN PORTFOLIO

The following table sets forth an analysis of the composition of the loan portfolio as of December 31, 1998, 1997 and 1996:

                                                  December 31,
                                       ----------------------------------
                                         1998          1997        1996
                                       ---------      -------     -------
                                              (in thousands)
Loans secured by real estate:
   Construction                        $   5,089     $  6,780    $  9,489
   Residential                            23,645       23,598      23,493
   Nonfarm nonresidential                 16,859       14,686      11,867
Commercial loans                          20,576       31,800      25,650
Consumer loans                             2,750        1,865       2,607
Lease financing receivables                  202          127           0
Other loans                                  248           99         146
                                       ---------     --------    --------
Total principal balances                  69,369       78,955      73,252
Net deferred loan costs                       15            3           7
                                       ---------     --------    --------
Total loans                            $  69,384     $ 78,958    $ 73,259
                                       =========     ========    ========

INTEREST RATES

     Interest rates charged by the Bank on its loans are determined by competitive conditions in its market area, the cost of funds, the demand for funds and the availability of loanable funds. The average yield on the loan portfolio was 10.19% in 1998, as compared to 9.40% in 1997. One large loan carried on nonaccrual at the end of 1997 was fully recovered in the second quarter of 1998, contributing significantly to the higher portfolio yield in 1998. Interest income and fees totalling $454,000 were recognized at the time of recovery, including approximately $325,000 in prior year interest which had not been accrued.

PROBLEM LOANS

     It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early point. The Bank commences internal collection efforts once a loan payment is more than 15 days past due. Loans are classified as nonaccrual and placed on a cash basis for purposes of income recognition when the collectibility of interest and principal become uncertain, generally 90 days after becoming past due. Once a residential or commercial mortgage loan is 90 days past due, the Bank reviews the loan, including the appraisal of the collateral, and may request an updated appraisal. If the value of the collateral, based on such appraisal, is not sufficient to cover the loan obligation, such loans will be classified as nonaccrual. Commercial loans are generally classified as nonaccrual after being 90 days past due. Construction loans 90 days past due are subject to a present value analysis, utilizing current appraisal data, to determine whether or not they will be classified as nonaccrual. Generally, any uncollected but previously accrued interest is charged against current income when a loan is placed on nonaccrual status. The Bank's data processing system generates delinquency reports on all of the Bank's loans weekly and management reviews the loan portfolio on a weekly basis to determine if past due loans should be placed on nonaccrual status. Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection action. Reinstatement of the loan to accrual status is done on a case-by-case basis and only after the loan has been brought current and the borrower has demonstrated adequate performance.

     Loans classified as nonperforming include nonaccrual loans, loans that are ninety days or more past due and restructured loans. Nonperforming loans aggregated approximately $812,000 at December 31, 1998, compared to approximately $3,330,000 at December 31, 1997. The decrease in nonperforming loans was primarily due to one loan being placed on nonaccrual status in 1997 which was subsequently paid off in 1998. Management is not aware of any characteristics of groups of loans not classified as nonperforming that would give rise to other than normal collectibility concerns. Information concerning nonperforming loans is provided in the following table:

                                    1998     1997      1996      1995     1994
                                   ------  --------  --------  --------  ------
                                              (dollars in thousands)
Loans on nonaccrual status:
   Real estate loans (1)           $  370  $  2,708  $    573  $    477  $  425
   Commercial loans                   154       293       314       298
    Installment and other loans                  16         1         4
                                   ------  --------  --------  --------  ------
                                      524     3,017       888       779     425
                                   ------  --------  --------  --------  ------
Accruing loans past due
 90 days or more:
  Real estate loans                   288       295        81       374     181
  Commercial loans                               15         4        13
   Installment and other loans                    3         4         7
                                   ------  --------  --------  --------  ------
                                      288       313        89       394     181
                                   ------  --------  --------  --------  ------

Restructured loans                                        290       293     294

Total nonperforming loans          $  812  $  3,330  $  1,267  $  1,466  $  900
Total nonperforming loans as a     ======  ========  ========  ========  ======

percentage of total loans            1.17%     4.22%     1.73%     2.28%   1.74%
                                   ======  ========  ========  ========  ======

(1) The amount at December 31, 1997 includes a loan with a balance of $2,050,000 which was fully collected during 1998.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                       1998     1997     1996     1995     1994
                                      -------  -------  -------  -------  -------
                                                (dollars in thousands)
Balance at beginning of period        $ 1,529  $ 1,660  $ 1,384  $ 1,177  $ 1,151
Charge-offs:
  Commercial                              105      188       51        1       11
  Real estate mortgage                     26      102       81                64
  Installment loans to individuals         37        4       16
                                      -------  -------  -------  -------  -------
                                          168      294      148        1       75
                                      -------  -------  -------  -------  -------

Recoveries:
  Commercial                               74       33       10        2       10
  Real estate mortgage                     14
  Installment loans to individuals         12       14
                                      -------  -------  -------  -------  -------
                                          100       47       10        2       10
                                      -------  -------  -------  -------  -------

Net charge-offs                            68      247      138       (1)      65
                                      -------  -------  -------  -------  -------
 Provisions charged to income             272      116      414      206       91
                                      -------  -------  -------  -------  -------
 Balance at end of period             $ 1,733  $ 1,529  $ 1,660  $ 1,384  $ 1,177
                                      =======  =======  =======  =======  =======

Ratio of net charge-offs
to average loans outstanding             0.09%    0.33%    0.20%    0.00%    0.13%
                                      =======  =======  =======  =======  =======


                             INVESTMENT ACTIVITIES

     The Bank has authority to invest in a number of investment products deemed prudent by the Board of Directors. Subject to various restrictions, the Bank may own obligations of the United States Government, Federal Agencies, certain obligations of municipalities, certificates of deposit, banker's acceptances, commercial paper and corporate bonds.

     The Bank has established a written securities policy which is approved annually by its Board of Directors. The policy states specific objectives relating to interest rate sensitivity and contribution to Bank profitability. The Bank emphasizes the quality and term of the securities acquired for its portfolio. The Bank does not engage in the practice of trading securities for the purpose of generating portfolio gains.

     At December 31, 1998, the Bank's held-to-maturity portfolio consisted of debt securities carried at a total amortized cost of approximately $9,661,000. The fair value of these securities was approximately $9,744,000. At December 31, 1998, the Bank's available-for-sale portfolio was carried at a total fair value of approximately $30,003,000 (or $222,000 more than amortized cost of $29,781,000). The after-tax unrealized gain on available for sale securities of $131,000 is included in stockholders' equity at December 31, 1998. The Bank also maintained an investment of $22,544,000 in Federal funds sold at December 31, 1998. See Note 3 to the Bank's Financial Statements for additional information on the securities portfolio.

                                    DEPOSITS

          Deposits are the primary source of funds for the Bank. The Bank's deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts, and certificates of deposit. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Bank's market area. The Bank does not accept brokered deposits.

     The following table shows, by maturity, the dollar amount of certificates of deposit of $100,000 or more at December 31, 1998.

                                                                      Rate
               Maturity                                  Amount       Paid
     --------------------------------------------       ---------    --------
                                                        (dollars in thousands)
     Less than 3 months                                 $   2,851        4.95%
     Greater than 3 months and less than 6 months           1,361        5.51
     Greater than 6 months and less than 1 year             3,331        5.15
     Greater than 1 year                                    2,947        5.57
                                                        ---------    --------
        Total                                           $  10,490        5.26%
                                                        =========    ========

     The following table summarizes the average amount and the average rate paid on the Bank's deposits for the years ended December 31, 1998 and 1997.

                                                 1998                        1997
                                         ----------------------      ---------------------
                                          Average       Rate          Average       Rate
Type of Account                           Balance       Paid          Balance       Paid
---------------                          ----------   ---------      ----------   --------
                                                        (dollars in thousands)
NOW Accounts                             $   15,187      1.41%       $   13,213      1.42%
Money Market Accounts                         2,866      2.33             2,923      2.40
Regular, Club, Cash Management                4,922      2.50             4,042      2.47
Preferred Rate Savings                       19,678      3.00            17,891      3.04
Certificates of Deposit                      48,349      5.40            46,242      5.41
                                         ----------   -------        ----------   -------
      Total                              $   91,002      3.96%       $   84,311      4.04%
                                         ==========   =======        ==========   =======

See Note 6 to the Bank's Financial Statements for additional information on time deposits.

                                   REGULATION

     As a Connecticut-chartered bank whose deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to regulation and supervision by both the Connecticut Banking Commissioner (the "Banking Commissioner") and the FDIC. The Bank also is subject to the laws and regulations of the Federal Reserve Board that are applicable to FDIC-insured financial institutions. The Bancorp is also subject to certain regulations of the Federal Reserve Board and the Banking Commissioner. This governmental regulation and supervision is primarily intended to protect depositors, not shareholders.

     This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Banking Commissioner, the FDIC or through legislation, could have a material adverse impact on the Bancorp and its operations. Until February 1998, the Bank was operating under a supervisory agreement, a Memorandum of Understanding, issued by the FDIC with regard to certain compliance aspects of the Bank's operations. The Memorandum of Understanding was issued early in 1997. The regulators removed the Memorandum of Understanding in February 1998 in light of the significant steps taken by the Bank to improve the compliance personnel and policies of the Bank.

CONNECTICUT REGULATION

     The Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Banking Commissioner is required for, among other things, certain amendments to the Bank's Articles of Incorporation and Bylaws, as well as for the establishment of branch offices and business combination transactions. The Banking Commissioner conducts periodic examinations of the Bank. Many of the areas regulated by the Banking Commissioner are subject to similar regulation by the FDIC.

     Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of the bank's equity capital and reserves for loan and lease losses.

     Subject to certain limited exceptions, state-chartered banks are prohibited from engaging as a principal in any activity that is not permissible for national banks. State-chartered banks, for example, are prohibited from acquiring equity investments of a type, or in an amount, not permissible for a national bank.

     The Connecticut Interstate Banking Act permits Connecticut banks and bank holding companies to engage in stock acquisitions with depository institutions in other states with reciprocal legislation. A majority of states have enacted such legislation. Several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the Bank's service area and bank holding companies or banks headquartered in other states recently have been completed.

FDIC REGULATION

     The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 for each insured depositor. FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order, or conditions imposed by the FDIC.

     As a FDIC-insured, state-chartered bank, the Bank is subject to supervision and examination by the FDIC and also is subject to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered, permissible methods for acquisition of funds, and activities of subsidiaries and affiliates of the Bank. The FDIC periodically makes its own examination of insured institutions.

     Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines

Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings; and compensation, fees and benefits.
If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard by the Federal Deposit Insurance Act, as amended. The final regulations establish deadlines for the submission and review of such safety and soundness compliance programs.

     Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC, was "satisfactory."

     The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised both of Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an assets, the greater the amount of such asset that will be subject to the capital requirements. Banks must satisfy the following three minimum capital standards: (1) Tier 1 capital in an amount equal to between 4% and 5% of total assets (the "leverage ratio"); (2) Tier 1 capital in an amount equal to 4% of risk-weighted assets; and (3) total Tier 1 and Tier 2 capital in an amount equal to 8% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines specific capital categories based upon an institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt correction action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees; restrict asset growth; and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to a bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized, (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such other action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%. As of December 31, 1998, the Bank was in full compliance with all three minimum capital standards and was categorized as "well capitalized" under the provisions of FDICIA. See Note 14 to the Bank's Financial Statements for an analysis of the Bank's actual and required regulatory capital.


FEDERAL RESERVE SYSTEM REGULATION

     Under the regulations of the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts), which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $47.8 million or less and, for net transaction accounts over $47.8 million, $1,434,000 plus 10% of the amount of such accounts in excess of $47.8 million. There is no reserve requirement for transaction account balances of $4.7 million or less. These amounts and percentages are subject to adjustment by the Federal Reserve Board.

     In addition, the Bancorp is subject to regulation by the Federal Reserve Board as a bank holding company. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital guidelines described above. The Federal Bank Holding Company Act of 1956, as amended (the "Federal BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, the Bancorp and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be proper incident thereto. State-chartered banks forming holding companies generally are allowed those powers, with certain restrictions, granted to them by applicable state law. The Bancorp believes that it may continue to engage in those activities in which the Bank engages.

     Under the Federal BHC Act, the Bancorp is required to file annually with the Federal Reserve Board a report of its operations, and the Bancorp, the Bank and any other subsidiaries is subject to examination by the Federal Reserve Board. In addition, the Bancorp is required to obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, the Bancorp, the Bank and any other subsidiaries is prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Bancorp or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that a bank holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.


                                   PERSONNEL

     As of December 31, 1998 the Bank had 43 employees, 38 of whom are full-time and 5 of whom are part-time. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     The following table sets forth the location of the Bank's main office and branches, as well as certain additional information relating to those offices.

                                    Year Facility       Owned or
                                       Opened            Leased
                                    --------------     ----------
Main office (1)
550 Summer Street
Stamford, Connecticut                     1988            Owned

Springdale office (2)
1042 Hope Street
Stamford, Connecticut                     1989            Leased

High Ridge office(3)
1117 High Ridge Road
Stamford, Connecticut                     1994            Leased

                                     Year Facility        Owned or
                                        Opened             Leased
                                     -------------        --------
Cos Cob office (4)
211 East Putnam Avenue
Cos Cob, Connecticut                      1995             Leased

West Broad office (5)
56 West Broad Street
Stamford, Connecticut                     1997             Leased

Norwalk office (6)
79 New Canaan Avenue
Norwalk, Connecticut                     Pending           Leased


(1) The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

(2) The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with an initial term of approximately 3 years, and renewal options for six additional 5 year terms. The lease has been renewed through 2002.

(3) The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space with an initial term of 5 years, expiring 1999, and renewal options for three additional 5 year periods.

(4) The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with an initial term of 5 years, expiring 2000, and renewal options for two additional 5 year periods.

(5) The West Broad facility is a full-service branch. The office lease provides for approximately 2,000 square feet of interior space with an initial term of 5 years, expiring 2001, and renewal options for three additional 5 year periods.

(6) The Norwalk facility will be a full-service branch, expected to open on or about April 30, 1999. The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years commencing the day the branch opens for business, and renewal options for three additional 5 year periods.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         A Special Meeting of Shareholders of the Bank was held on October 21, 1998. At the special meeting, the shareholders of the Bank approved the formation of a bank holding company by approving an Agreement and Plan of Reorganization dated as of August 19, 1998 between the Bank and the Bancorp. There were 816,729 votes cast for, 14,961 votes cast against, and 2,371 abstentions with respect to the Agreement and Plan of Reorganization.

ITEM 4A.  EXECUTIVE OFFICERS OF THE ISSUER
          --------------------------------

          The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp's executive officers.

                                Positions Held with the Bancorp and Principal
Name                   Age      Occupations During the Past Five Years
----                  -----     --------------------------------------
Norman H. Reader*       74      President and Chief Executive Officer
                                (1985 - present)

James P. Jakubek        49      Executive Vice President and Chief
                                Operating Officer (1991 - present)

Paul H. Reader          40      Senior Vice President (1993 - Present)
                                Vice President (1988 - 1993)

Leigh A. Hardisty       41      Vice President, Chief Financial Officer
                                and Corporate Secretary (1999 - present)
                                Vice President & Comptroller and
                                Corporate Secretary (1993 - 1999)
                                Comptroller and Corporate
                                Secretary (1988 - 1993)

* Norman H. Reader is the father of Paul H. Reader.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         The common stock of the Bancorp has traded on the American Stock Exchange under the symbol CBN since March 2, 1999, and prior thereto, the common stock of the Bank was traded on the American Stock Exchange from January 1996 under the same symbol. The following table sets forth, for the periods indicated, the actual high and low sales prices for the common stock as reported by the American Stock Exchange.

                                  1998                        1997
                         ------------------------      --------------------
                           High            Low          High         Low
                         --------       ---------      -------     --------
First Quarter            $ 21.875       $  19.25       $20.375     $ 16.375
Second Quarter             22.50           20.50        16.625       14.50
Third Quarter              25.875*         19.50*       19.50        16.75
Fourth Quarter             20.50*          17.1875*     21.25        19.0625

* A 10% stock dividend was declared in July 1998 and distributed in August 1998.

     As of February 26, 1999, there were approximately 556 holders of record of the Bancorp's common stock.

     The transfer agent and registrar for the Bancorp's common stock is American Stock Transfer & Trust Company.

DIVIDEND POLICY

     The Bancorp's shareholders are entitled to dividends, when and if declared by the Bancorp's Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank's Common Stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable to the Bancorp.

      In 1998 and 1997, the Bank declared a total of $357,000 and $298,000 in quarterly cash dividends on its common stock. On January 20, 1999 the Bank's Board of Directors declared a special dividend of $0.18 cents per share payable February 19, 1999 to shareholders of record on February 8, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


         The following discussion and analysis presents a review of financial condition as of December 31, 1998 and 1997, and operating results for the years ended December 31, 1998, 1997 and 1996.


                              FINANCIAL CONDITION
                            (dollars in thousands)

COMPARATIVE ANALYSIS OF 1998 AND 1997

     Total assets increased to $139,733 at December 31, 1998 from $125,408 at December 31, 1997, an increase of $14,325 (or 11%). The Bank's net loan portfolio decreased to $67,651 at December 31, 1998 from $77,429 at December 31, 1997, a decrease of $9,778 (or 13%). The decline in the loan portfolio from December 31, 1997 to December 31, 1998 was primarily attributable to a decrease in commercial mortgage loans (commercial loans collateralized by real estate), term loans, aircraft loans, conventional mortgage loans and demand loans. These decreases were partially offset by increases in other loans, time loans and installment loans. Loan payoffs and competitive pressures on both rates and terms for various loan types have resulted in a decline in the Bank's loan portfolio. Although the Bank cannot predict future economic or competitive conditions, the Bank's strategically planned expansion in 1999, with the opening of its fifth branch office in Norwalk, may stimulate loan originations and lessen any further decline in the loan portfolio.

     Securities increased to $39,664 at December 31, 1998 from $27,303 at December 31, 1997, an increase of $12,361 (or 45%). In 1998, the increase in the securities portfolio resulted from the influx of deposits and the decline in the Bank's loan portfolio.

     Deposits increased to $121,879 at December 31, 1998 from $108,904 at December 31, 1997, an increase of $12,975 (or 12%). Time deposits contributed the largest increase, increasing to $52,492 at December 31, 1998 from $45,860 at December 31, 1997, for an increase of $6,632 (or 14%). The largest increase in time deposits occurred in 12-17 month certificates of deposit ("CD's") which increased by $2,894 (or 13%). The second largest increase in time deposits occurred in 36-47 month CD's which increased by $1,663 (or 151%). The third largest increase in time deposits occurred in 24-30 month CD's which increased by $1,208 (or 47%). Demand deposits increased to $25,746 at December 31, 1998 from $22,627 at December 31, 1997, an increase of $3,119 (or 14%). Money market and NOW accounts increased to $18,941 at December 31, 1998 from $17,428 at December 31, 1997, an increase of $1,513 (or 9%). Most of this increase was attributable to NOW accounts, which increased by $1,420 (or 10%). Regular, club and money market savings increased to $24,700 at December 31, 1998 from $22,989 at December 31, 1997, an increase of $1,711 (or 7%). This increase included an increase in regular savings of $1,274 (or 31%).

     In general, the Bank attempts to control the flow of deposits primarily by pricing its accounts to remain competitive with other financial institutions in its market area, although the Bank does not necessarily seek to match the highest rates paid by competing institutions. In particular, during 1998 the Bank attempted to retain market share by remaining generally competitive with other financial institutions in its market area in the CD and NOW account categories.

COMPARATIVE ANALYSIS OF 1997 AND 1996

     Total assets increased to $125,408 at December 31, 1997 from $111,632 at December 31, 1996, an increase of $13,776 (or 12%). The Bank's net loan portfolio increased to $77,429 at December 31, 1997 from $71,599 at December 31, 1996, an increase of $5,830 (or 8%). Growth in the loan portfolio from December 31, 1996 to December 31, 1997 was primarily attributable to an increase in commercial mortgage loans (commercial loans collateralized by real estate), demand loans and conventional mortgage loans. These increases were partially offset by a decline in the term, time and aircraft loan portfolio.

     Securities increased to $27,303 at December 31, 1997 from $20,558 at December 31, 1996, an increase of $6,745 (or 33%). In 1997, the increase in the securities portfolio resulted from the influx of deposits.

     Deposits increased to $108,904 at December 31, 1997 from $96,843 at December 31, 1996, an increase of $12,061 (or 12%). Demand deposits contributed the largest increase, increasing to $22,627 at December 31, 1997 from $18,385 at
December 31, 1996, for an increase of $4,242 (or 23%).   Time deposits
contributed the second largest increase, increasing to $45,860 at December 31, 1997 from $42,142 at December 31, 1996, for an increase of $3,718 (or 9%). The largest increase in time deposits occurred in 12-17 month CD's which increased by $3,903 (or 18%). Regular, club and money market savings increased to $22,989 at December 31, 1997 from $19,969 at December 31, 1996, an increase of $3,020 (or 15%). The largest increase was attributable to money market savings which increased by $2,050 (or 12%). Regular savings increased $930 (or 29%). Money market and NOW accounts increased to $17,428 at December 31, 1997 from $16,347 at December 31, 1996, an increase of $1,081 (or 7%).

     During 1997 the Bank attempted to retain market share by remaining generally competitive with other financial institutions in its market area, in particular in the 12-17 month CD category. The influx of deposits was also a result of advertising and the opening of a new branch in the Stamford area in 1997.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     The following table sets forth information relating to the Bank's balance sheet and reflects average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. Fully taxable equivalent ("FTE") adjustments have been made using a 34% tax rate in calculating income and yields on tax exempt securities.

                                                                               For the Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                                  1998                               1997
                                               ---------------------------------------   ------------------------------  -----------
                                                 Average                    Yield/     Average                Yield/        Average
                                                 Balance       Interest      Cost      Balance    Interest     Cost         Balance
                                               ----------     ----------   -------    ---------  ----------  --------      ---------
                                                                                  (dollars in thousands)
ASSETS
Interest earning assets:
Loans (1)                                      $  74,229      $ 7,563       10.19%    $  75,348  $    7,082     9.40%      $ 68,881
Taxable  securities                               32,508        2,123        6.53        25,531       1,658     6.50         18,280
Tax-exempt  securities                                 0            0        0.00           148           8     5.42            454
Federal funds sold                                15,697          817        5.20        10,282         551     5.36         11,008
                                               ---------      -------    --------     ---------  ----------  -------       --------
Total interest earning assets                    122,434       10,503        8.58       111,309       9,299     8.35         98,623
                                               ---------      -------    --------     ---------  ----------  -------       --------

Non-interest earning assets:
Cash and due from banks                            4,937                                  4,413                               3,494
Premises and equipment                             2,922                                  2,792                               2,800
Other assets                                       2,250                                  2,255                               2,530
Allowance for loan losses                         (1,701)                                (1,782)                             (1,552)
                                               ---------                              ---------                            --------
Total Assets                                   $ 130,842                              $ 118,987                            $105,895
                                               =========                              =========                            ========


LIABILITIES AND
 STOCKHOLDERS'  EQUITY:
 Interest bearing liabilities:
 NOW accounts                                  $  15,187      $   214        1.41%    $  13,213  $      187     1.42%      $ 12,659
 Money market accounts                             2,866           67        2.33         2,923          70     2.40          3,115
 Regular, club, cash management                    4,922          123        2.50         4,042         100     2.47          3,192
 Preferred rate savings                           19,678          591        3.00        17,891         543     3.04         17,032
 Certificates of deposit                          48,349        2,612        5.40        46,242       2,502     5.41         41,118
 Borrowed funds                                    2,346           65        2.77         2,110          58     2.73          2,169
  Other interest bearing deposits                     17            0        1.04            18           0     1.68             19
                                               ---------      -------    --------     ---------  ----------  -------       --------
 Total interest bearing liabilities               93,365        3,672        3.93%       86,439       3,460     4.00%        79,304
                                               ---------      -------    --------     ---------  ----------  -------       --------

 Non-interest bearing liabilities:
 Demand deposits                                  20,745                                 19,192                              16,191
 Other                                             2,508                                    739                               1,378
                                               ---------                              ---------                            --------
 Total non-interest bearing liabilities           23,253                                 19,931                              17,569

Stockholders' equity                              14,224                                 12,617                               9,022
                                               ---------                              ---------                            --------

Total Liabilities & Stockholders' Equity       $ 130,842                              $ 118,987                            $105,895
                                               =========                              =========                            ========

Net interest income (FTE)                                     $ 6,831                            $    5,839
Less: Fully taxable equivalent adjustment                           0                                    (2)
                                                              -------                            ----------
Net interest income (non-FTE)                                 $ 6,831                            $    5,837
                                                              -------                            ==========

Interest rate spread                                                         4.65%                              4.35%
                                                                         ========                            =======
Net yield on interest earning assets                             5.58%                                 5.25%
                                                              =======                            ==========
Ratio of average interest earning assets
to average interest bearing liabilities           131.14%                                128.77%                             124.36%
                                               =========                              =========                            ========

                                            ----------------------
                                                   1996
                                            ----------------------
                                                            Yield/
                                             Interest       Cost
                                            ----------     ------
ASSETS
Interest earning assets:
Loans (1)                                   $  6,809        9.89%
Taxable  securities                            1,101        6.02
Tax-exempt  securities                            27        5.95
Federal funds sold                               579        5.26
                                            --------       -----
Total interest earning assets
                                               8,516        8.63
                                            --------       -----

Non-interest earning assets:
Cash and due from banks
Premises and equipment
Other assets
Allowance for loan losses

Total Assets


LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest bearing liabilities:
 NOW accounts                               $    180        1.42%
 Money market accounts                            74        2.38
 Regular, club, cash management                   78        2.46
 Preferred rate savings                          513        3.01
 Certificates of deposit                       2,269        5.52
 Borrowed funds                                   60        2.79
  Other interest bearing deposits                  1        2.34
                                            --------       -----
                                               3,175        4.00%
 Total interest bearing liabilities         --------       -----


 Non-interest bearing liabilities:
 Demand deposits
 Other

 Total non-interest bearing liabilities

Stockholders' equity

Total Liabilities & Stockholders' Equity

Net interest income (FTE)                   $  5,341
Less: Fully taxable equivalent adjustment         (9)
                                            --------
Net interest income (non-FTE)               $  5,332
                                            ========

Interest rate spread                                        4.63%
                                                           =====
Net yield on interest earning assets            5.42%
                                            ========

(1) Average balances include loans on non-accrual status.

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income on a tax equivalent basis for the periods indicated.

RATE/VOLUME ANALYSIS
                                                                For the Year Ended December 31,
                                      -----------------------------------------------------------------------------------
                                       1998               vs.            1997           1997         vs.            1996
                                       ----               ---            ----           ----         --             ----
                                               Increase (Decrease) Due To                  Increase (Decrease ) Due To
                                              ----------------------------                 ---------------------------
                                       Rate              Volume          Total          Rate       Volume           Total
                                      ------             ------          -----          ----       ------           -----
                                                                        (in thousands)
INTEREST INCOME:

Loans                                 $  588             $ (107)         $  481         $ (348)    $  621           $  273
Taxable securities                         8                457             465             93        464              557
Tax-exempt  securities                     0                 (8)             (8)            (3)       (16)             (19)
Federal funds sold                       (16)               282             266             11        (39)             (28)
                                      ------             ------          ------         ------     ------           ------
Total earning assets                  $  580             $  624          $1,204         $ (247)    $1,030           $  783
                                      ======             ======          ======         ======     ======           ======

INTEREST EXPENSE:

NOW accounts                          $   (1)                28          $   27         $    0     $    7           $    7
Money market accounts                     (2)                (1)             (3)             1         (5)              (4)
Regular, club, cash management             1                 22              23              0         22               22
Preferred rate savings                    (6)                54              48              5         25               30
Certificates of deposit                   (3)               113             110            (46)       279              233
Borrowed funds                             1                  6               7             (1)        (1)              (2)
Other interest bearing deposits            0                  0               0             (1)         0               (1)
                                      ------             ------          ------         ------     ------           ------
Total interest bearing liabilities    $  (10)            $  222          $  212         $  (42)    $  327           $  285
                                      ======             ======          ======         ======     ======           ======

CHANGE IN NET INTEREST INCOME         $  590             $  402          $  992         $ (205)    $  703           $  498
                                      ======             ======          ======         =====      ======           ======

                               OPERATING RESULTS
                            (dollars in thousands)

COMPARATIVE ANALYSIS OF 1998 AND 1997

NET INCOME

     Net income was $1,874 for the year ended December 31, 1998 compared to $1,425 for the year ended December 31, 1997, an increase of $449 or 32%. Basic earnings per common share was $1.68 for the year ended December 31, 1998 and $1.29 for the year ended December 31, 1997 based on weighted average shares outstanding of approximately 1,117,000 and 1,106,000, respectively. Diluted earnings per share were $1.60 for the year ended December 31, 1998 and $1.24 for the year ended December 31, 1997 based on weighted average shares of approximately 1,170,000 and 1,148,000, respectively. Return on average common stockholder's equity was 13.17% and 11.29% for the years ended December 31, 1998 and 1997, respectively.

     The increase in net income for the year ended December 31, 1998 was primarily due to securities volume and the resolution of a large problem loan. One large loan carried on nonaccrual status at the end of 1997 was fully recovered in the second quarter of 1998. Interest income and fees totalling $454 were recognized at the time of recovery, including approximately $325 in prior year interest which had not been accrued. The average yield on interest earning assets (FTE) increased 23 basis points in 1998 compared to 1997, primarily reflecting the impact of this nonaccrual loan, while the average cost of interest bearing liabilities decreased by 7 basis points for the same period. This resulted in an interest rate spread of 4.65% in 1998, up 30 basis points from 4.35% in 1997. The net interest margin (FTE) increased to 5.58% in 1998 from 5.25% in 1997.

     The return on average assets was 1.43% for the year ended December 31, 1998 and 1.20% for the year ended December 31, 1997.

NET INTEREST INCOME

     Net interest income is the difference between the interest income the Bank earns on its loans, securities, and other earning assets, and the interest expense it pays on deposits and other interest-bearing liabilities necessary to fund these earning assets. Net interest income is the primary component of the Bank's earnings.

     Net interest income was $6,831 for the year ended December 31, 1998 compared to $5,837 for the year ended December 31, 1997, an increase of $994, or 17%.

INTEREST INCOME

     Average interest earning assets for the year ended December 31, 1998 were $122,434 compared to $111,309 for the year ended December 31, 1997, an increase of $11,125, or 10%. Total interest income, which is a function of the volume of interest earning assets and their related rates, was $10,503 in 1998 and $9,299 in 1997, representing an increase of $1,204, or 13%.

     Loans represent the largest component of interest earning assets. Average loans outstanding in 1998 were $74,229 compared to $75,348 in 1997, a 1% decrease. Interest on loans was $7,563 in 1998 compared to $7,082 in 1997, a 7% increase. The average yield on loans increased to 10.19% in 1998 as compared to 9.40% in 1997. One large loan carried on nonaccrual at the end of 1997 was fully recovered in the second quarter of 1998, contributing significantly to the higher yield in 1998. Interest income and fees totalling $454 were recognized at the time of recovery, including approximately $325 in prior year interest which had not been accrued. Excluding the decrease in 1997 interest income due to this loan's nonaccrual status and the increase in 1998 interest income due to the recovery, the average yield on the loan portfolio would have been 9.75% in 1998 and 9.81% in 1997.

     Average investments in debt securities and Federal funds sold were $48,205 for the year ended December 31, 1998 compared to $35,961 for the year ended December 31, 1997, an increase of $12,244, or 34%. Related income increased to $2,940 for the year ended December 31, 1998 from $2,217 for the year ended December 31, 1997, an increase of $723, or 33%. The increased income resulted primarily from a larger portion of excess funds (generated by increased deposits and decreased loans) being invested in taxable securities. Average investments in debt securities, not including Federal funds, increased by $6,829, or 27% in the year ended December 31,1998 and average Federal funds sold increased by $5,415, or 53%. The average rate earned on federal funds decreased to 5.20% for the year ended December 31, 1998 compared to 5.36% for the year ended December 31, 1997.

     Average interest bearing liabilities increased by $6,926 during 1998, while average loans decreased by $1,119 and average debt securities and Federal funds sold increased by $12,244. In 1998, the Bank attempted to retain market share by remaining generally competitive with other financial institutions in its market area in the CD category. Loan payoffs and competitive pressures on both rates and terms for various loan types resulted in a decline in the Bank's loan portfolio. Although the Bank cannot predict future economic or competitive conditions, the Bank's strategically planned expansion in 1999 (Norwalk branch) may stimulate loan originations and lessen any further decline in the loan portfolio.

INTEREST EXPENSE

     Interest expense was $3,672 for the year ended December 31, 1998 compared to $3,460 for the year ended December 31, 1997, a 6% increase. Interest expense is a function of interest bearing liabilities and their related rates. Average interest bearing liabilities were $93,365 in 1998 compared to $86,439 in 1997, an increase of $6,926, or 8%. The growth in average interest bearing liabilities was primarily due to growth in time deposits, as well as NOW and regular savings accounts.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is based upon the size and composition of the loan portfolio, and management's estimate of losses inherent in the loan portfolio based upon an evaluation of portfolio risk and economic factors. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis with the results presented to the Bank's Board of Directors for approval. The evaluation considers individual borrowers whose aggregate loans are greater than $100, as well as all Bank classified assets. Consideration is also given to several factors including, but not limited to, economic conditions, delinquency, charge off history, growth and composition of the loan portfolio, and other relevant factors. The provision for loan losses was $272 for the year ended December 31, 1998 and $116 for the year ended December 31, 1997. As of December 31, 1998, the allowance for loan losses was $1,733 or 2.50% of gross loans, compared to $1,529 or 1.94% of gross loans at December 31, 1997, and $1,660 or 2.27% of gross loans at December 31, 1996.

     At December 31, 1998, the Bank had $812 of nonperforming loans, of which $524 were non-accrual loans and $288 were accruing loans greater than 90 days past due. At December 31, 1997, the Bank had $3,330 of nonperforming loans of which $3,017 were non-accrual loans and $313 were accruing loans greater than 90 days past due. The decrease in nonperforming loans in 1998 is primarily due to the payoff of a loan in the second quarter of 1998 which was carried on nonaccrual status at the end of 1997.

NONINTEREST INCOME

     Noninterest income was $763 for the year ended December 31, 1998, compared to $624 for the year ended December 31, 1997, an increase of $139, or 22%. Approximately 72% of the increase was due to increased late payment charges and fees collected on the payoff of a few large loans.

NONINTEREST EXPENSE

     Total noninterest expenses were $4,143 for the year ended December 31, 1998 and $3,874 for the year ended December 31, 1997, an increase of $269, or 7%.

     A table summarizing the dollar amounts for each category and percent changes is as follows:

                                                                               Increase
                                          Year  ended December 31,            1998 vs 1997
                                          ------------------------            ------------
CATEGORY                                   1998              1997              $        %
                                          ------            ------             -        -
Salaries and employee benefits            $ 2,015           $ 1,884           $ 131      7%
Occupancy                                     461               451              10      2
Furniture and equipment                       412               371              41     11
Other                                       1,255             1,168              87      7
                                          -------           -------           -----   ----

Total noninterest expense                 $ 4,143           $ 3,874           $ 269      7%
                                          =======           =======           =====   ====

     The increase in salaries and employee benefits was due to increased personnel, salary increases and bonuses. The increase in occupancy expenses primarily resulted from the renewal of the lease for the Springdale branch. The increase in furniture and equipment expenses resulted from additional equipment purchases as well as ancillary service contracts in 1998. The increase in other noninterest expense was due to increased data processing charges as well as legal, accounting and miscellaneous fees relating to the formation of the bank holding company.

     The following table summarizes dollar amounts for each major category of noninterest expense as a percentage of total operating income (interest income plus noninterest income):


                                                  Year ended December 31,
                                             --------------------------------
CATEGORY                                      1998                      1997
                                             ------                    ------
Salaries and employee benefits               17.89%                    18.99%
Occupancy                                     4.09                      4.55
Furniture and equipment                       3.65                      3.74
Other                                        11.14                     11.77
                                             -----                     -----
Total noninterest expense                    36.77%                    39.05%
                                             =====                     =====

COMPARATIVE ANALYSIS OF 1997 AND 1996

NET INCOME

     Net income was $1,425 for the year ended December 31, 1997 compared to $1,252 for the year ended December 31, 1996, an increase of $173 or 14%. Basic earnings per common share was $1.29 for the year ended December 31, 1997 and $1.33 for the year ended December 31, 1996 based on weighted average shares outstanding of approximately 1,106,000 and 944,000, respectively. Diluted earnings per share were $1.24 for the year ended December 31, 1997 and $1.30 for the year ended December 31, 1996 based on weighted average shares of approximately 1,148,000 and 962,000, respectively. Return on average common stockholder's equity was 11.29% and 13.88% for the years ended December 31, 1997 and 1996, respectively.

     The increase in net income for the year ended December 31, 1997 was primarily due to increased loan volume and securities volume. The average yield on interest earning assets (FTE) decreased 28 basis points in 1997 while the average yield on interest bearing liabilities remained unchanged for the same period. This resulted in an interest rate spread (FTE) of 4.35% in 1997 compared to 4.63% in 1996. The net interest margin (FTE) decreased to 5.25% in 1997 from 5.42% in 1996.

     The return on average assets was 1.20% for the year ended December 31, 1997 and 1.18% for the year ended December 31, 1996.

NET INTEREST INCOME

     Net interest income was $5,837 for the year ended December 31, 1997 compared to $5,332 for the year ended December 31, 1996, an increase of $505, or 9%.

INTEREST INCOME

     Average interest earning assets for the year ended December 31, 1997 were $111,309 compared to $98,623 for the year ended December 31, 1996, an increase of $12,686, or 13%. Total interest income, which is a function of the volume of interest earning assets and their related rates, was $9,297 in 1997 and $8,507 in 1996, representing an increase of $790, or 9%.

     Loans represent the largest component of interest earning assets. Average loans outstanding in 1997 were $75,348 compared to $68,881 in 1996, a 9% increase. Loan growth was funded by an increase in deposits and the growth in retained earnings both of which were aided by the opening of new branches in 1994, 1995 and 1997. Interest on loans was $7,082 for 1997 compared to $6,809 in 1996, a 4% increase. The increase in loan income in 1997 was primarily due to increased loan volume. The average yield on loans decreased to 9.40% for the year ended December 31, 1997 as compared to 9.89% for the year ended December 31, 1996. The decrease in loan yield in 1997 was primarily due to one large loan placed on nonaccrual status in 1997. Had the loan remained on accrual status, the average yield on loans in 1997 would have been 9.81%.

     Average investments in debt securities and Federal funds sold were $35,961 for the year ended December 31, 1997 compared to $29,742 for the year ended December 31, 1996, an increase of $6,219, or 21%. Related income increased to $2,215 for the year ended December 31, 1997 from $1,698 for the year ended December 31, 1996, an increase of $517, or 30%. The increased income resulted primarily from a larger portion of excess funds being invested in taxable securities. Average investments in debt securities, not including Federal funds, increased by $6,945, or 37% in the year ended December 31, 1997 while average Federal funds sold decreased by $726, or 7%. The average rate paid on federal funds increased to 5.36% for the year ended December 31, 1997 compared to 5.26% for the year ended December 31, 1996.

     Average interest bearing liabilities increased by $7,135 during 1997, while average loans increased by $6,467 and average debt securities and Federal funds sold increased $6,219. In 1997, the Bank attempted to retain market share by remaining generally competitive with other financial institutions in its market area in the 12-17 month CD category. The influx of deposits is also a result of advertising and the opening of a new branch in the Stamford area in 1997.

INTEREST EXPENSE

     Interest expense was $3,460 for the year ended December 31, 1997 compared to $3,175 for the year ended December 31, 1996, a 9% increase. Interest expense is a function of interest bearing liabilities and their related rates. Average interest bearing liabilities were $86,439 in 1997 compared to $79,304 in 1996, an increase of $7,135, or 9%. The growth in average interest bearing liabilities was primarily due to growth in time deposits as well as regular, club and money market savings.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $116 for the year ended December 31, 1997 and $414 for the year ended December 31, 1996. As of December 31, 1997, the allowance for loan losses was $1,529 or 1.94% of gross loans, compared to $1,660 or 2.27% of gross loans at December 31, 1996 and $1,384 or 2.15% of gross loans at December 31, 1995.

     At December 31, 1997, the Bank had $3,330 of nonperforming loans, of which $3,017 were non-accrual loans and $313 were accruing loans greater than 90 days past due. At December 31, 1996, the Bank had $1,267 of nonperforming loans of which $888 were non-accrual loans, $89 were accruing loans greater than 90 days past due and $290 were restructured loans. Although the ratio of nonperforming loans to total loans at December 31, 1997 increased to 4.22% from 1.73% at the previous year end, the increase was due primarily to one loan which was resolved in 1998.

NONINTEREST INCOME

     Noninterest income was $624 for the year ended December 31, 1997, compared to $585 for the year ended December 31, 1996, an increase of $39, or 7%. Approximately 96% of the increase was due to increased late payment charges and other service charges on loans. Income from late charges and service charges on loans increased to $87 in 1997 from $38 in 1996, an increase of $49 or 129%.

NONINTEREST EXPENSE

     Total noninterest expenses were $3,874 for the year ended December 31, 1997 and $3,350 for the year ended December 31, 1996, an increase of $524, or 16%.

     A table summarizing the dollar amounts for each category and percent changes is as follows:

                                                                                Increase
                                          Year  ended December 31,            1997 vs 1996
                                          ------------------------            ------------
CATEGORY                                   1997              1996              $        %
                                           ----              ----              -        -
Salaries and employee benefits            $ 1,884            $ 1,603          $ 281     18%
Occupancy                                     451                388             63     16
Furniture and  equipment                      371                311             60     19
Other                                       1,168              1,048            120     11
                                          -------            -------          -----   ----

Total noninterest expense                 $ 3,874            $ 3,350          $ 524     16%
                                          =======            =======          =====     ==

     The increase in salaries and employee benefits was due to salary increases, bonuses and the addition of branch personnel in the fourth quarter of 1996. The increase in occupancy expenses primarily resulted from the renewal of the lease for the Springdale branch. The increase in furniture and equipment expense resulted from additional equipment purchases at the main office and the West Broad street branch which opened in 1997, as well as ancillary service contracts. The increase in other noninterest expense was due to increased data processing charges, legal fees, insurance costs and donations.

     The following table summarizes dollar amounts for each major category of noninterest expense as a percentage of total operating income:

                                        Year ended December 31,
                                        -----------------------
CATEGORY                                 1997             1996
                                        ------           ------
Salaries and employee benefits          18.99%           17.63%
Occupancy                                4.55             4.27
Furniture and equipment                  3.74             3.42
Other                                   11.77            11.53
                                        -----            -----
Total noninterest expense               39.05%           36.85%
                                        =====            =====


                    LIQUIDITY AND INTEREST RATE SENSITIVITY

     At December 31, 1998, total short term investments, which are made up of Federal funds sold, all available-for-sale securities, and held-to-maturity securities maturing in one year or less, totalled $55,552. The liquidity of the Bank is measured by the ratio of net cash, short term, and marketable assets to net deposits and short term liabilities. The Bank's liquidity ratio at December 31, 1998 was 52.57%. The Bank's internal guideline is to maintain a liquidity ratio of at least 20%.

     As reported in the statements of cash flows, the Bank's cash flows are classified as operating, investing, or financing. The $883 increase in net cash provided by operating activities in 1998, compared to 1997, was primarily due to the $449 increase in net income. Approximately $309 of the increase in net income was a result of the recovery of all previously nonaccrued interest and certain loan fees on a nonaccrual loan. Net cash used in investing activities declined by $10,172 in 1998, compared to 1997, due to the higher levels of loan repayments and maturities of available-for-sale securities. Compared to 1997, net cash provided by financing activities increased by $81, and cash and cash equivalents increased by $11,870 during 1998.

     Management anticipates that the Norwalk branch will commence operations on or about April 30, 1999. Construction costs are projected to be $120,000 and furniture, equipment and signs are projected to cost $130,000. General corporate funds will be used to support the renovation and ancillary purchases.

     At December 31, 1998, the Bank had outstanding loan commitments under unused lines of credit approximating $8,955 and outstanding letters of credit approximating $225.

     The following table sets forth the maturity or repricing distribution of the Bank's interest earning assets and interest bearing liabilities as of December 31, 1998, the Bank's interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), the Bank's cumulative interest rate sensitivity gap, the ratio of cumulative total interest-earning assets to cumulative total interest-bearing liabilities, and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Regular savings, preferred rate savings, NOW and money market demand accounts totaling $43,546 have been included in the column for liabilities repricing within 6 months. Regular savings, preferred rate savings, NOW and money market demand accounts are believed to be sensitive to changes in interest rates in a rising rate environment. Management believes such deposits would move into higher yielding deposit products in a rising rate environment.

                                                       Interest Sensitivity
                                        ---------------------------------------------------

                                         Within 6      6 Months-     1-5        Over 5
                                          Months        1 Year      Years        Years         Total
                                        ----------    ----------  ---------   -----------    ---------
                                                             (dollars in thousands)
Interest earning assets:
Federal funds sold and securities       $  29,397     $    5,537  $  27,274   $       0      $   62,208

Loans (1)
 Adjustable rate                           21,293             12          0           0          21,305
 Fixed rate                                 6,209          2,894     22,037      16,152          47,292
                                        ---------     ----------  ---------   ---------      ----------

   Total interest earning assets           56,899          8,443     49,311      16,152         130,805
                                        ---------     ----------  ---------   ---------      ----------

Interest bearing liabilities:
Money market demand and
  NOW accounts                             18,941              0          0           0          18,941
Regular, club, and preferred
  rate savings accounts                    24,605             95          0           0          24,700
Time                                       21,210         14,993     16,185         104          52,492
                                        ---------     ----------  ---------   ---------      ----------

   Total deposits                          64,756         15,088     16,185         104          96,133

Repurchase agreements                       2,198              0          0           0           2,198
Other interest-bearing liabilities              0              3          0           0               3
                                        ---------     ----------  ---------   ---------      ----------

   Total interest bearing liabilities      66,954         15,091     16,185         104          98,334
                                        ---------     ----------  ---------   ---------      ----------

Total interest earning assets
less interest bearing liabilities
for the period                          $ (10,055)    $   (6,648) $  33,126   $  16,048

Cumulative total
interest earning assets less
interest bearing liabilities            $ (10,055)    $  (16,703) $  16,423   $  32,471

Cumulative total interest earning
assets less interest bearing
liabilities as a percentage of
total interest earning assets               (7.64)%       (12.69)%    12.48%      24.68%

(1)  Excludes loans on nonaccrual status and overdrafts.

     The tabular presentation of the Bank's interest sensitivity position indicates that for the period up to one year following December 31, 1998 cumulative total interest earning assets are less than cumulative total interest bearing liabilities. If interest rates were to decline during this period, more liabilities would be repricing than assets and therefore the Bank would experience an increase in its net interest margin. If interest rates were to increase during this period, more liabilities would be repricing than assets for that period and therefore the Bank would experience a decline in its net interest margin. Periods of one through five years and over five years indicate that more interest earning assets will be repricing than interest bearing liabilities, therefore the Bank would experience an increase in its net interest margin in a rising rate environment while in a declining rate environment the Bank would experience a decrease in its net interest margin.

     The tabular presentation only represents repricing of interest earning assets and interest bearing liabilities at a point in time and is not indicative of when and how the interest earning assets and interest bearing liabilities will actually reprice.


                               CAPITAL RESOURCES

     At December 31, 1998 and December 31, 1997, the Bank's leverage capital ratio was equal to 10.95% and 10.81%, respectively. At December 31, 1998 and December 31, 1997, the Bank's Tier 1 risk-based capital ratio was 18.54% and 15.76%, respectively. The Bank's total-risk based capital ratio at December 31, 1998 and December 31, 1997 was 19.80% and 17.02%, respectively. These ratios exceeded the stated minimum regulatory requirements.

     During 1998, the Bank declared a total of $357,000 in quarterly and special cash dividends on its common stock, and on January 20, 1999 the Bank's Board of Directors declared a special dividend of $0.18 cents per share payable February 19, 1999 to shareholders of record on February 8, 1999. The Bank also distributed a 10% stock dividend during 1998, resulting in the issuance of 101,552 additional common shares.


                                   YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, generate accurate customer statements, or engage in similar normal business activities.

     While the Bank believes that most of its systems are already Year 2000 compliant, the Bank has in place an action plan to identify, review and test all of its operating systems. In addition, the FDIC monitors the Bank's preparedness for the Year 2000. The actions being taken by the Bank in response to the Year 2000 issue are consistent with the guidelines in policy statements issued by the bank regulatory agencies.

     Management has initiated a Bank-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council, to prepare the Bank's computer systems and software applications for the Year 2000. The program includes the following phases (current status is indicated for each phase):

  *  Identification (Completed)
  *  Assessment (Completed)
  *  Remediation (Completed)
  *  Testing (Continuing)
  *  Contingency Planning (Continuing)

     The Bank has tested its mission critical applications, which are those comprising its "core" data processing system for loans, deposits and the general ledger maintained by a third-party vendor. Testing of these applications was completed by December 31, 1998.

     The Bank has initiated formal communications with all of its significant vendors and has contacted certain of its customers to determine the extent to which the Bank is vulnerable to those third parties' failures to remediate their own Year 2000 Issue. The Bank is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. However, there can be no guarantee that the systems of other entities on which the Bank's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

     The Bank has also initiated dialogue with its loan customers concerning their Year 2000 preparedness and has incorporated the consideration of Year 2000 readiness into its loan review and credit underwriting processes. The Bank has also employed an outside consultant to assist in developing its Year 2000 plan.

     The Bank estimates that its total Year 2000 project costs, including costs charged to expense, will not exceed $100,000. As of December 31, 1998, the Bank had incurred $40,000 of costs relating to Year 2000, the majority of which are
hardware and software related.    The cost of the project and the date on which
the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     Significant Year 2000 failures in the Bank's systems or in the systems of third parties, and a significant reduction in liquidity due to high levels of withdrawals of customer deposits, would have a material adverse effect on the Bank's financial condition and results of operations. The Bank believes that its reasonably likely worst case scenario might include a material increase in credit losses due to Year 2000 problems of borrowers, a significant reduction in liquidity due to high levels of withdrawals of customer deposits, and a disruption in financial markets generally. The magnitude of potential credit losses, liquidity problems or a disruption in financial markets cannot be determined at this time; however, the Bank's Year 2000 program described above is designed to address exposure to risks. The Bank continues to develop a business resumption contingency plan to address the possibility of unplanned system difficulties or third party failures. This plan will entail some type of manual recordkeeping and reporting procedures in critical operating areas.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

          The Statements of Condition of Cornerstone Bank as of December 31, 1998 and 1997, and
the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 1998, 1997 and 1996, together with the related notes and the reports of KPMG LLP and Deloitte & Touche LLP, independent auditors, are included herein on pages F-1 through F-24.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     There have been no changes in or disagreements with accountants required to be reported herein.
                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

     Information regarding the Bancorp's directors is incorporated by reference herein to the Bancorp's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1999 (the "1999 Proxy Statement"). Information regarding the Bancorp's executive officers is included as Item 4A in Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     Information regarding the compensation of the Bancorp's executive officers is incorporated by reference herein to the 1999 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information regarding the beneficial ownership of the Bancorp's common stock by certain persons is incorporated by reference herein to the 1999 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 1999 Proxy Statement.


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

Exhibit No.    Description

2.1 Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit
               2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 ("Form 8-K12G3")) (1)

3.1            Certificate of Incorporation of Cornerstone Bancorp, Inc.
               (Exhibit 4.1 to Form 8- K12G3) (1)

Exhibit No.    Description

3.2            Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3)
               (1)

4.1 Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3)(1)

10.1 Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust, and Lease agreement dated as of June 28, 1994 between Cornerstone Bank and The Samuel Lotstein Realty Company (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC) (1)

10.2 Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3 (ii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3 Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4 Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (2)

10.5 Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129 ("Form S-8")) (1)

10.6 Cornerstone Bancorp, Inc. 1996 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.2 to Form S-8)(1)

10.7           Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit
               99.3 to Form S-8)(1)

10.8 Employment agreement dated as of July 1, 1998 between Cornerstone Bank and Norman H. Reader (2)

10.9 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and James P. Jakubek (2)

21.1           Subsidiaries of Cornerstone Bancorp, Inc. (2)

23.1           Consent of KPMG LLP (2)

Exhibit No.    Description

27.1           Financial Data Schedule (2)

(1) Incorporated by reference.
(2) Filed herewith.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                                  SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORNERSTONE BANCORP, INC.

Date:  March 24,1999                   By: /s/ Norman H. Reader
       -------------                       --------------------------------
                                           Norman H. Reader
                                           President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                               DATE
/s/ Melvin L. Maisel                Chairman of the Board                  March 24, 1999
---------------------------                                                --------------
Melvin L. Maisel


/s/ Norman H. Reader                Director, President,                   March 24, 1999
---------------------------                                                --------------
Norman H. Reader                    Chief Executive Officer and
                                    Principal Financial Officer

/s/ Joseph Field                    Director                               March 24, 1999
---------------------------                                                --------------
Joseph Field


/s/ J. James Gordon                Director                                March 24, 1999
---------------------------                                                --------------
J. James Gordon


/s/ James P. Jakubek               Director, Executive                     March 24, 1999
---------------------------                                                --------------
James P. Jakubek                   Vice President


/s/ Stanley A. Levine              Director                                March 24, 1999
---------------------------                                                --------------
Stanley A. Levine


/s/ Joseph A. Maida                Director                                March 24, 1999
---------------------------                                                --------------
Joseph A. Maida


/s/ Ronald C. Miller               Director                                March 24, 1999
---------------------------                                                --------------
Ronald C. Miller


/s/ Courtney A. Nelthropp          Director                                March 24, 1999
---------------------------                                                --------------
Courtney A. Nelthropp

SIGNATURE                                  TITLE                               DATE
/s/ Martin Prince                    Director                              March 24, 1999
---------------------------                                                --------------
Martin Prince

/s/ Patrick Tisano                   Director                              March 24, 1999
---------------------------                                                --------------
Patrick Tisano

/s/ Joseph D. Waxberg, M.D.          Director                              March 24, 1999
---------------------------                                                --------------
Joseph D. Waxberg, M.D.


/s/ Leigh A. Hardisty                Senior Vice President, Comptroller    March 24, 1999
-------------------------------                                            --------------
Leigh A. Hardisty                    & Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.    Description

2.1 Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 ("Form 8-K12G3")) (1)

3.1         Certificate of Incorporation of Cornerstone Bancorp, Inc. (Exhibit
            4.1 to Form 8-K12G3) (1)

3.2         Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3)
            (1)

4.1 Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3) (1)

10.1 Lease agreement as of January 19, 1989 between First National Bank of Stamford and and Joseph F. Calve Family Trust, Lease agreement as of June 28, 1994 between Cornerstone Bank and The Samuel Lotstein Realty Company (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC) (1)

10.2 Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)


10.3 Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4 Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (2)

10.5 Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit ("Form S-8")) 99.1 to Registration Statement on Form S-8 Registration No. 333-73129 (1)


10.6 Cornerstone Bancorp, Inc. 1996 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.2 to Form S-8) (1)

10.7 Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit 99.3 to Form S-8) (1)

10.8 Employment agreement dated as of July 1, 1998 between Cornerstone Bank and Norman H. Reader (2)

10.9 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and James P. Jakubek (2)

21.1        Subsidiaries of Cornerstone Bancorp, Inc. (2)

23.1        Consent of KPMG LLP (2)

Exhibit No.    Description

27.1        Financial Data Schedule (2)

(1) Incorporated by reference.
(2) Filed herewith.

                               CORNERSTONE BANK

                             FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                               PAGE
INDEPENDENT AUDITORS' REPORTS                                                F-1, F-2

FINANCIAL STATEMENTS:

 Statements of Condition at December 31, 1998 and 1997                           F-3

 Statement of Income for the Years Ended December 31, 1998, 1997 and 1996        F-4

 Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996                                              F-5

 Statements of Cash Flows for the Years Ended December 31, 1998,
   1997 and 1996                                                                 F-6

 Notes to Financial Statements                                               F-7 to F-24

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cornerstone Bank:


We have audited the statement of condition of Cornerstone Bank (the "Bank") as of December 31, 1998 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP


January 27, 1999 (except as to
 note 18, which is as of
 March 1, 1999)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cornerstone Bank


We have audited the statement of condition of Cornerstone Bank (the "Bank") as of December 31, 1997 and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


February 9, 1998

                               CORNERSTONE BANK

                            Statements of Condition

                          December 31, 1998 and 1997
                       (In thousands, except share data)

                                    ASSETS                                             1998               1997
                                                                                  -------------      -------------
Cash and due from banks (note 2)                                                  $       4,768      $       4,927
Federal funds sold                                                                       22,544             10,515
                                                                                  -------------      -------------
            Cash and cash equivalents                                                    27,312             15,442

Available-for-sale securities, at fair value (note 3)                                    30,003             22,754
Held-to-maturity securities (fair value of $9,744 in 1998 and
    $4,585 in 1997) (note 3)                                                              9,661              4,549
Loans, net of allowance for loan losses of $1,733 in 1998 and
    $1,529 in 1997 (note 4)                                                              67,651             77,429
Bank premises and equipment, net (note 5)                                                 2,815              2,966
Accrued interest receivable                                                                 970                850
Other assets                                                                              1,321              1,418
                                                                                  -------------      -------------

            Total assets                                                          $     139,733      $     125,408
                                                                                  =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Demand (non-interest bearing)                                              $      25,746      $      22,627
       Money market demand and NOW                                                       18,941             17,428
       Regular, club and money market savings                                            24,700             22,989
       Time (note 6)                                                                     52,492             45,860
                                                                                  -------------      -------------
            Total deposits                                                              121,879            108,904

    Securities sold under agreements to repurchase                                        2,198              2,510
    Accrued interest payable                                                                166                181
    Other liabilities                                                                       500                503
                                                                                  -------------      -------------
            Total liabilities                                                           124,743            112,098
                                                                                  -------------      -------------

Commitments and contingencies (note 8)

Stockholders' equity (notes 10, 12, 13, 14 and 18):
    Common stock, par value $0.01 per share; authorized
       2,000,000 shares; issued and outstanding 1,119,336 shares
       in 1998 and 1,011,947 shares in 1997                                                  11                 10
    Additional paid-in capital                                                           11,351              9,050
    Retained earnings                                                                     3,497              4,164
    Accumulated other comprehensive income, net of taxes
       of $91 in 1998 and $63 in 1997                                                       131                 86
                                                                                  -------------      -------------
            Total stockholders' equity                                                   14,990             13,310
                                                                                  -------------      -------------

            Total liabilities and stockholders' equity                            $     139,733      $     125,408
                                                                                  =============      =============



See accompanying notes to financial statements.

                               CORNERSTONE BANK

                             Statements of Income

                 Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)

                                                             1998              1997            1996
                                                         -------------     -------------    ------------
Interest income:
    Loans                                                $     7,563       $       7,082    $      6,809
    Securities                                                 2,123               1,658           1,119
    Federal funds sold                                           817                 557             579
                                                         -----------       -------------    ------------
            Total interest income                             10,503               9,297           8,507
                                                         -----------       -------------    ------------

Interest expense:
    Deposits                                                   3,607               3,402           3,114
    Other                                                         65                  58              61
                                                         -----------       -------------    ------------
            Total interest expense                             3,672               3,460           3,175
                                                         -----------       -------------    ------------

Net interest income                                            6,831               5,837           5,332

Provision for loan losses (note 4)                               272                 116             414
                                                         -----------       -------------    ------------

Net interest income after provision for
    loan losses                                                6,559               5,721           4,918
                                                         -----------       -------------    ------------

Non-interest income:
    Deposit service charges                                      403                 357             369
    Other                                                        360                 267             216
                                                         -----------       -------------    ------------
            Total non-interest income                            763                 624             585
                                                         -----------       -------------    ------------

Non-interest expense:
    Salaries and employee benefits                             2,015               1,884           1,603
    Occupancy                                                    461                 451             388
    Furniture and equipment                                      412                 371             311
    Data processing                                              345                 279             231
    Professional fees                                            336                 218             182
    Other                                                        574                 671             635
                                                         -----------       -------------    ------------
            Total non-interest expense                         4,143               3,874           3,350
                                                         -----------       -------------    ------------

Income before income tax expense                               3,179               2,471           2,153

Income tax expense (note 7)                                    1,305               1,046             901
                                                         -----------       -------------    ------------

Net income                                               $     1,874       $       1,425    $      1,252
                                                         ===========       =============    ============

Earnings per common share (note 11):
    Basic                                                $      1.68       $        1.29    $       1.33
    Diluted                                                     1.60                1.24            1.30
                                                         ===========       =============    ============


See accompanying notes to financial statements.

                               CORNERSTONE BANK

                 Statements of Changes in Stockholders' Equity

                 Years Ended December 31, 1998, 1997 and 1996
                 (Dollars in thousands, except per share data)

                                                                                                  ACCUMULATED
                                                    COMMON STOCK         ADDITIONAL                  OTHER              TOTAL
                                            --------------------------
                                                NUMBER                    PAID-IN      RETAINED   COMPREHENSIVE      STOCKHOLDERS'
                                              OF SHARES       AMOUNT      CAPITAL      EARNINGS      INCOME             EQUITY
                                            ------------     ---------   ----------  -----------  --------------  -----------------
At December 31, 1995                           852,713       $      9    $   7,095   $    1,988   $         13    $        9,105

Comprehensive income:
    Net income                                      --             --           --        1,252             --             1,252
    Net change in unrealized gain on
        available-for-sale securities,
        net of taxes (note 10)                      --             --           --           --             37                37
                                                                                                                  --------------
            Total comprehensive income                                                                                     1,289

Cash dividends ($0.22 per share)                    --             --           --         (203)            --              (203)
Shares issued in connection with:
    Excercise of warrants                      137,379              1        1,647           --             --             1,648
    Directors' Stock Compensation Plan             944             --           12           --             --                12
    Dividend Reinvestment Plan                   6,853             --           83           --             --                83
                                            ----------       --------    ---------   ----------   ------------    --------------

At December 31, 1996                           997,889             10        8,837        3,037             50            11,934

Comprehensive income:
    Net income                                      --             --           --        1,425             --             1,425
    Net change in unrealized gain on
        available-for-sale securities,
        net of taxes (note 10)                      --             --           --           --             36                36
                                                                                                                  --------------
            Total comprehensive income                                                                                     1,461

Cash dividends ($0.26 per share)                    --             --           --         (298)            --              (298)
Shares issued in connection with:
    Stock Option Plans                           7,750             --          102           --             --               102
    Directors' Stock Compensation Plan             688             --           12           --             --                12
    Dividend Reinvestment Plan                   5,620             --           99           --             --                99
                                            ----------       --------    ---------   ----------   ------------    --------------

At December 31, 1997                         1,011,947             10        9,050        4,164             86            13,310

Comprehensive income:
    Net income                                      --             --           --        1,874             --             1,874
    Net change in unrealized gain on
         available-for-sale securities,
         net of taxes (note 10)                     --             --           --           --             45                45
                                                                                                                  --------------
            Total comprehensive income                                                                                     1,919

Cash dividends ($0.32 per share)                    --             --           --         (357)            --              (357)
Shares issued in connection with:
    Stock dividend                             101,552              1        2,183       (2,184)            --                --
    Stock Option Plans                             250             --            4           --             --                 4
    Directors' Stock Compensation Plan             399             --            8           --             --                 8
    Dividend Reinvestment Plan                   5,188             --          106           --             --               106
                                            ----------       --------    ---------   ----------   ------------    --------------

At December 31, 1998                         1,119,336       $     11    $  11,351   $    3,497   $        131    $       14,990
                                            ==========       ========    =========   ==========   ============    ==============

See accompanying notes to financial statements.

                               CORNERSTONE BANK

                           Statements of Cash Flows

                 Years Ended December 31, 1998, 1997 and 1996
                                (In thousands)

                                                                                     1998           1997          1996
                                                                                  ------------   ------------  ------------
Operating activities:
    Net income                                                                    $  1,874       $  1,425      $  1,252
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                    272            116           414
          Depreciation and amortization                                                299            254           264
          Common stock issued under compensation agreements                              8             12            12
          Increase in accrued interest receivable                                     (120)          (149)          (15)
          (Increase) decrease in deferred loan costs                                   (12)             4           (25)
          Decrease (increase) in other assets                                           69           (114)          (93)
          (Decrease) increase in accrued interest payable                              (15)            (2)           21
          Decrease in other liabilities                                                 (3)           (57)         (195)
                                                                                  --------       --------      --------
               Net cash provided by operating activities                             2,372          1,489         1,635
                                                                                  --------       --------      --------

Investing activities:
    Proceeds from maturities of available-for-sale securities                       11,403          8,474         7,312
    Proceeds from maturities of held-to-maturity securities                          1,494          2,950         6,910
    Purchases of available-for-sale securities                                     (18,538)       (14,569)      (17,012)
    Purchases of held-to-maturity securities                                        (6,609)        (3,489)       (3,487)
    Net receipts (disbursements) for loan repayments and originations                9,518         (5,950)       (8,956)
    Purchases of bank premises and equipment                                          (186)          (506)         (209)
                                                                                  --------       --------      --------
               Net cash used in investing activities                                (2,918)       (13,090)      (15,442)
                                                                                  --------       --------      --------

Financing activities:
    Net increase in demand, money market and savings deposits                        6,343          3,718         4,209
    Net increase in time deposits                                                    6,632          8,343         4,869
    (Decrease) increase in securities sold under agreements
       to repurchase                                                                  (312)           371          (365)
    Proceeds from issuance of common stock                                             110            201         1,731
    Dividends paid on common stock                                                    (357)          (298)         (203)
                                                                                  --------       --------      --------
               Net cash provided by financing activities                            12,416         12,335        10,241
                                                                                  --------       --------      --------

Increase (decrease) in cash and cash equivalents                                    11,870            734        (3,566)

Cash and cash equivalents, beginning of year                                        15,442         14,708        18,274
                                                                                  --------       --------      --------

Cash and cash equivalents, end of year                                            $ 27,312       $ 15,442      $ 14,708
                                                                                  ========       ========      ========

Supplemental information:
    Interest paid                                                                 $  3,687       $  3,462      $  3,196
    Income taxes paid                                                                1,153          1,381         1,198
    Net change in unrealized gain on available-for-sale
       securities, net of tax                                                           45             36            37
                                                                                  ========       ========      ========


See accompanying notes to financial statements.

                               CORNERSTONE BANK

                         Notes to Financial Statements



(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION


     The financial statements of Cornerstone Bank (the "Bank") have been prepared in conformity with generally accepted accounting principles and banking industry practices. The Bank offers a broad range of lending and depository services to individual customers and businesses primarily in Southwestern Fairfield County, Connecticut. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilites as of the date of the statement of condition and income and expenses for the year. Actual results could differ significantly from those estimates.

     For purposes of the statements of cash flows, cash and cash equivalents include amounts due from banks and Federal funds sold. Generally, Federal funds sold have a one-day maturity.

     Certain prior year amounts have been reclassified to conform with the 1998 presentation. Earnings per share, dividends per share and other per share data for all periods has been adjusted for the effect of the 10% stock dividend distributed in August 1998.

     SECURITIES

     Securities are classified as either available-for-sale (representing securities the Bank may sell in the ordinary course of business) or as held-to-maturity (representing securities the Bank has the ability and positive intent to hold until maturity). Securities held-to-maturity are stated at amortized cost. Securities available-for-sale are stated at fair value with unrealized gains and losses excluded from earnings and reported in stockholders' equity as accumulated other comprehensive income. Securities are not acquired for purposes of engaging in trading activities.

     Gains and losses realized on sales of securities are determined using the specific identification method. Premiums and discounts on debt securities are amortized to interest income over the term of the security. Unrealized losses on securities are charged to earnings if management determines that the decline in fair value of a security is other than temporary.

     LOANS

     Loans are stated at the principal amount outstanding, net of deferred loan costs and fees and the allowance for loan losses. Interest income is accrued based on contractual rates applied to principal amounts outstanding. Loan origination and commitment fees and certain direct costs are deferred and amortized to income over the life of the related loan.

     Loans are classified as nonaccrual when, in the opinion of management, collectibility of interest or principal becomes uncertain. Generally, loans are placed in nonaccrual status when principal or interest is past due for a period of 90 days, or for a lesser period if circumstances indicate collection of interest or principal is doubtful. When a loan is placed in nonaccrual status, previously accrued and uncollected interest is reversed against current year interest income. A nonaccrual loan is restored to accrual status only when prospects for future payments of interest and principal are no longer in doubt due to borrower performance and prospects. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income according to management's judgment of the collectibility of principal.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions for losses charged to income. When amounts on specific loans are judged to be uncollectible by management, those amounts are charged off to reduce the allowance for loan losses. Subsequent recoveries, if any, are restored to the allowance when realized.

     Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended, requires recognition of an impairment loss on a loan within its scope when it is probable that principal and/or interest are not collectible in accordance with the terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as the Bank's portfolios of residential mortgage loans and installment loans. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the recorded amount, a specific valuation allowance is established within the allowance for loan losses or the write-down is charged against the allowance for loan losses if the impairment is considered to be permanent.

     Management believes that the allowance for loan losses is adequate. Management uses past loan loss experience, its evaluation of the loan portfolio under current economic conditions and other relevant factors to recognize loan losses. Future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's service area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provisions for depreciation are made on the basis of the estimated useful lives of the assets, which range from three to twenty years for equipment and thirty-five years for buildings, using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

     INCOME TAXES

     In accordance with the asset and liability method required by SFAS No. 109, Accounting for Income Taxes, deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that a portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustments based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income tax expense in the period that includes the enactment date of the change.

     EARNINGS PER SHARE

     SFAS No. 128, Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method of accounting for all employee stock compensation plans. SFAS No. 123 permits entities to continue to measure compensation costs for stock-based compensation plans using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities that follow APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair-value-based method of accounting prescribed by SFAS No. 123 had been applied. The Bank has elected to continue to measure compensation cost for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25 and has provided the pro forma disclosures required by SFAS No. 123.

     TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions relating to the accounting for secured borrowings and collateral which became effective on January 1, 1998. SFAS No. 125 has not had a material impact on the Bank's financial statements.

     The Bank enters into transactions with certain of its commercial customers in which the Bank sells U.S. Treasury and agency securities under agreements to repurchase the identical securities from the customer at a later date. These transactions are accounted for as secured borrowings under SFAS No. 125 since the Bank maintains effective control over the underlying securities. The transaction proceeds are recorded as borrowed funds under the caption "Securities sold under agreements to repurchase" in the statements of condition, and the collateral securities continue to be carried as assets in the Bank's securities portfolio.

     SEGMENT INFORMATION

     During 1998, the Bank adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Bank's only operating segment for financial reporting purposes under SFAS No. 131.

(2)  CASH RESERVE REQUIREMENTS

     The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $247,000 and $317,000 at December 31, 1998 and 1997, respectively.

(3)  SECURITIES

     The amortized cost, gross unrealized gains and losses, and estimated fair values of securities are summarized as follows:

                                                                                GROSS               GROSS       ESTIMATED
                                                        AMORTIZED            UNREALIZED          UNREALIZED       FAIR
                                                          COST                  GAINS              LOSSES         VALUE
                                                        ----------         ----------         ----------    ------------
                                                                                     (IN THOUSANDS)
    DECEMBER 31, 1998
    -----------------
    AVAILABLE-FOR-SALE SECURITIES:
         U.S. Treasury                                     $     501          $       4           $     --          $     505
         U.S. Agency securities                               29,280                253                 35             29,498
                                                           ---------          ---------           --------          ---------

         Total                                             $  29,781          $     257           $     35          $  30,003
                                                           =========          =========           ========          =========

    HELD-TO-MATURITY SECURITIES:
         U.S. Treasury                                     $   5,003          $      46           $     --          $   5,049
         U.S. Agency securities                                4,583                 54                 17              4,620
         Other                                                    75                 --                 --                 75
                                                           ---------          ---------           --------          ---------

         Total                                             $   9,661          $     100           $     17          $   9,744
                                                           =========          =========           ========          =========

    DECEMBER 31, 1997
    -----------------
    AVAILABLE-FOR-SALE SECURITIES:
         U.S. Treasury                                     $   2,499          $       6           $     --          $   2,505
         U.S. Agency securities                               20,106                148                  5             20,249
                                                           ---------          ---------           --------          ---------

         Total                                             $  22,605          $     154           $      5          $  22,754
                                                           =========          =========           ========          =========

    HELD-TO-MATURITY SECURITIES:
         U.S. Treasury                                     $   4,005          $      30           $     --          $   4,035
         U.S. Agency securities                                  494                  6                 --                500
         Other                                                    50                 --                 --                 50
                                                           ---------          ---------           --------          ---------

         Total                                             $   4,549          $      36           $     --          $   4,585
                                                           =========          =========           ========          =========

     The following is a summary of the amortized cost and estimated fair value of debt securities at December 31, 1998, by remaining period to contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           AVAILABLE-FOR-SALE            HELD-TO-MATURITY
                                                               SECURITIES                   SECURITIES
                                                       -------------------------      ------------------------
                                                                       ESTIMATED                     ESTIMATED
                                                       AMORTIZED         FAIR         AMORTIZED        FAIR
                                                         COST            VALUE          COST           VALUE
                                                       ---------       ---------      ---------      ---------
                                                                             (IN THOUSANDS)
       Due in one year or less                       $    1,000      $    1,005      $     3,005    $    3,029
       Due after one year through five years             23,771          23,928            6,606         6,665
       Due after five years                               5,010           5,070               50            50
                                                       ---------       ---------       ----------      -------

       Total                                         $   29,781      $   30,003      $     9,661    $    9,744
                                                       =========       =========       ==========      =======

     At December 31, 1998 and 1997, securities carried at approximately $2,701,000 and $3,016,000, respectively, were pledged as collateral for repurchase agreements with customers. No securities were sold in 1998, 1997 or 1996.

(4)  LOANS AND CONCENTRATION OF CREDIT RISK

     Most of the Bank's lending activity is with customers located within Southwestern Fairfield County, Connecticut. At December 31, 1998 and 1997, loans collateralized by real estate or granted to customers in real estate related industries aggregated approximately $45,593,000 and $45,063,000, respectively. While collateral provides assurance as a secondary source of repayment, the Bank's underwriting standards require that cash flow of the borrowers be adequate to service their debt at loan origination.

     The loan portfolio consisted of the following at December 31:

                                                              1998              1997
                                                     ----------------  ---------------
                                                                (IN THOUSANDS)
       Demand, time and term loans                   $       18,046    $       21,656
       Commercial mortgage loans                             38,728            44,044
       Residential mortgage loans                             8,647             8,901
       Aircraft loans                                         2,698             3,424
       Installment loans                                        662               650
       Other loans                                              588               280
                                                       --------------    --------------
       Total loans                                           69,369            78,955

       Allowance for loan losses                             (1,733)           (1,529)
       Deferred loan costs, net                                  15                 3
                                                       --------------    --------------

       Total loans, net                              $       67,651    $       77,429
                                                       ==============    ==============

     A summary of changes in the allowance for loan losses follows for the years ended December 31:

                                                           1998             1997           1996
                                                        ----------    --------------   -----------
                                                                      (IN THOUSANDS)
       Balance, beginning of year                     $   1,529      $     1,660     $    1,384
       Provisions charged to income                         272              116            414
       Loans charged off                                   (168)            (294)          (148)
       Recoveries                                           100               47             10
                                                        ----------     -----------     -----------

       Balance, end of year                           $   1,733      $     1,529     $    1,660
                                                        ==========      ==========     ===========

     The Bank's recorded investment in impaired loans, as defined by SFAS No. 114, is summarized as follows at December 31:

                                                                                   1998             1997
                                                                            ----------------  ---------------
                                                                                      (IN THOUSANDS)
       Impaired loans for which impairment allowances of
         $43 thousand and $280 thousand were recorded
         at December 31, 1998 and 1997, respectively                       $        351      $          486
       Impaired loans for which no impairment allowance
         or writedown has been recorded                                             173               2,531
                                                                            ----------------  ---------------

       Total impaired loans                                                $        524      $        3,017
                                                                            ================  ===============

     Substantially all of these impaired loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No. 114. The Bank's average recorded investment in impaired loans was $1,103,000 in 1998, $2,659,000 in 1997 and $1,136,000 in 1996. Interest
     income recorded on impaired loans (while such loans were impaired) amounted to $10,000 in 1998, $13,000 in 1997 and $6,000 in 1996.

     Nonaccrual loans (all of which were also classified as impaired loans under SFAS No. 114) and related interest income data are summarized as follows:

                                                                  1998              1997            1996
                                                            --------------    --------------  ---------------
                                                                               (IN THOUSANDS)
       Nonaccrual loans at year-end                        $       524      $      3,017     $       888
       Interest income recorded during the year                     10                13               6
       Interest income that would have been
         recorded during the year under the
         original contractual terms                                 74               313             114
                                                              ==========       ==========       ==========

     The increase in nonaccrual loans during 1997 was due primarily to one loan which was fully recovered in the second quarter of 1998. Interest and fee income of $454,000 was recognized at the time of recovery, including approximately $325,000 in prior year interest which had not been accrued.

(5)  BANK PREMISES AND EQUIPMENT


     Bank premises and equipment are summarized as follows at December 31:


                                                              1998       1997
                                                            --------   --------
                                                               (IN THOUSANDS)
          Land                                              $    695   $    695
          Buildings and improvements                           1,953      1,941
          Furniture and equipment                              2,176      2,165
          Vehicles                                               146        137
                                                            --------   --------
          Total                                                4,970      4,938

          Less accumulated depreciation and amortization       2,155      1,972
                                                            --------   --------

          Bank premises and equipment, net                  $  2,815   $  2,966
                                                            ========   ========


(6)  TIME DEPOSITS


     Maturities of time deposits at December 31 are as follows:

                                                              1998       1997
                                                            --------   --------
                                                                (IN THOUSANDS)
          Up to 90 days                                     $ 12,062   $ 11,476
          91 to 180 days                                       9,148      7,961
          181 days to 1 year                                  14,993     14,782
          Over 1 year, less than 2 years                       8,945      5,677
          Over 2 years, less than 5 years                      7,240      5,854
          Greater than 5 years                                   104        110
                                                            --------   --------

          Total                                             $ 52,492   $ 45,860
                                                            ========   ========

     Time deposits of $100,000 or more aggregated approximately $10,490,000 and $8,458,000 at December 31, 1998 and 1997, respectively.

(7)  INCOME TAXES

     The components of income tax expense are as follows for the years ended December 31:


                                                        1998       1997       1996
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
          Federal:
           Current                                    $    955   $    805   $    818
           Deferred                                         44        (45)      (174)
                                                      --------   --------   --------
                                                           999        760        644
                                                      --------   --------   --------

          State:
           Current                                         295        274        282
           Deferred                                         11         12        (25)
                                                      --------   --------   --------
                                                           306        286        257
                                                      --------   --------   --------

          Total income tax expense                    $  1,305   $  1,046   $    901
                                                      ========   ========   ========

     The following is a reconciliation of income taxes computed using the Federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

                                                        1998       1997      1996
                                                      --------   --------  --------
                                                                (IN THOUSANDS)
          Income tax at Federal statutory rate        $  1,081   $    840  $    732
          State income tax, net of Federal benefit         202        185       170
          Other                                             22         21        (1)
                                                      --------   --------  --------

          Actual income tax expense                   $  1,305   $  1,046  $    901
                                                      ========   ========  ========

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:


                                                                     1998      1997
                                                                   --------  --------
                                                                      (IN THOUSANDS)
          Deferred tax assets:
           Allowance for loan losses                               $    585  $    505
           Interest on nonaccrual loans                                 123       270
                                                                   --------  --------
                                                                        708       775
                                                                   --------  --------

          Deferred tax liabilities:
           Net unrealized gain on available-for-sale securities          91        63
           Depreciation of premises and equipment                        40        43
           Other                                                         15        24
                                                                   --------  --------
                                                                        146       130
                                                                   --------  --------

          Net deferred tax asset                                   $    562  $    645
                                                                   ========  ========

     Based on the Bank's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Bank's deferred tax assets will be realized.

(8)  COMMITMENTS AND CONTINGENCIES


     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to credit-related financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loan amounts recognized in the statements of condition. At December 31, 1998 and 1997, outstanding loan commitments under unused lines of credit were approximately $8,955,000 and $7,377,000, respectively, and outstanding letters of credit were approximately $225,000 and $179,000, respectively. Unused lines of credit are legally binding agreements to lend a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the borrower.

     Although the foregoing contractual amounts represent the Bank's maximum potential exposure to credit loss, they do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Substantially all of these commitments and letters of credit have been provided to customers within the Bank's primary lending area described in note 4.

     LEASE COMMITMENTS

     At December 31, 1998, the Bank was obligated under operating leases for its four existing branch offices. The leases include various renewal options and require the Bank to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under branch operating leases was approximately $215,000, $207,000 and $127,000 for 1998, 1997 and 1996,
     respectively. At December 31, 1998, the future minimum rental payments under operating leases, excluding renewal option periods, were $177,000 for 1999; $146,000 for 2000; $78,000 for 2001; and $24,000 for 2002.

     LEGAL PROCEEDINGS

     In the normal course of business, the Bank is involved in various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Bank's financial condition, results of operations or liquidity.

(9)  RELATED PARTY TRANSACTIONS

     Loans made directly or indirectly to the Bank's employees, directors or principal shareholders were approximately $3,890,000 and $2,900,000 at December 31, 1998 and 1997, respectively. These amounts include loans totaling $3,118,000 and $1,721,000 at December 31, 1998 and 1997,
     respectively, with balances that exceeded 2.5% of the equity capital accounts of the Bank (or $375,000 and $333,000, respectively). During 1998, new loans made directly or indirectly to employees, directors or principal shareholders totaled $1,855,000 and payments totaled $865,000. These loans were made in the ordinary course of business at normal credit terms, and do not represent more than a normal risk of collection.

      During 1998 and 1997, payments aggregating approximately $128,000 and $156,000, respectively, were made for materials and services to companies in which certain Bank directors had an interest. Management believes that the amounts paid by the Bank are reasonable in relation to the value of the materials and services provided.

(10)  COMPREHENSIVE INCOME

      The Bank has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income" which are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. In accordance with SFAS No. 130, the Bank has reported its comprehensive income for 1998, 1997 and 1996 in the statements of changes in stockholders' equity.


      The Bank's accumulated other comprehensive income, which is included in stockholders' equity, represents the after-tax net unrealized gain on available-for-sale securities at the end of the year. The Bank's other comprehensive income for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                       1998       1997       1996
                                                      -------    -------    -------
                                                               (IN THOUSANDS)
          Net unrealized holding gains arising
           during the year on available-for-
           sale securities                            $    73    $    62    $    74
          Related income tax effect                       (28)       (26)       (37)
                                                      -------    -------    -------

          Other comprehensive income                  $    45    $    36    $    37
                                                      =======    =======    =======

(11)   EARNINGS PER SHARE

       A summary of the basic and diluted earnings per share calculations for 1998, 1997 and 1996 is as follows:


                                                                   INCOME/(1)/           SHARES/(2)/          PER SHARE
                                                                   (NUMERATOR)          (DENOMINATOR)           AMOUNT
                                                                 ---------------      -----------------     -------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
       1998
       ----
       Basic EPS                                                 $         1,874                  1,117           $1.68
       Effect of dilutive stock options                                       --                     53
                                                                 ---------------      -----------------
       Diluted EPS                                               $         1,874                  1,170           $1.60
                                                                 ===============      =================

       1997
       ----
       Basic EPS                                                 $         1,425                  1,106           $1.29
       Effect of dilutive stock options                                       --                     42
                                                                 ---------------      -----------------
       Diluted EPS                                               $         1,425                  1,148           $1.24
                                                                 ===============      =================

       1996
       ----
       Basic EPS                                                 $         1,252                    944           $1.33
       Effect of dilutive stock options                                       --                     18
                                                                 ---------------      -----------------
       Diluted EPS                                               $         1,252                    962           $1.30
                                                                 ===============      =================

       /(1)/ Net income applicable to common stock equaled net income for each of the periods presented.

       /(2)/ The effect of dilutive stock options represents the number of common-equivalent shares issuable from the assumed exercise of stock options, computed using the treasury stock method.


(12)   STOCK OPTION PLANS AND DIRECTORS' STOCK COMPENSATION PLAN


       STOCK OPTION PLANS

       The options outstanding under the terms of the Bank's 1986 Incentive and Nonqualified Stock Option Plan (the "1986 Plan") were transferred to the 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan") upon adoption of the 1996 Plan. The 1996 Plan provides for the issuance of up to 176,000 shares of the Bank's common stock, reduced by the number of shares subject to outstanding stock options granted under the 1986 Plan. The number of options available for issuance under the 1996 Plan was 36,740 as of December 31, 1998. The terms of the 1996 Plan are substantially the same as the 1986 Plan, except that the 1996 Plan also provides for the granting of options to directors and the issuance of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 1998. Options have a ten-year term and must be granted at exercise prices equal to the fair value of the Bank's common stock on the grant date. In addition, all options vest immediately, except for options granted to directors who, on the date of grant, have fewer than five years of service as a director of the Bank. Such options become exercisable beginning on the fifth anniversary of the date on which service as a director began.

       Stock option transactions for 1996, 1997 and 1998 are summarized as follows:

                                                                      SHARES             WEIGHTED AVERAGE
                                                                 UNDERLYING OPTIONS       EXERCISE PRICE
                                                                 ------------------       --------------
       Outstanding options as of January 1, 1996                        88,000                $ 9.40
       Grants:
          Incentive                                                        275                  9.89
          Nonqualified                                                  27,775                  9.89
       Expirations:
          Incentive                                                    (12,375)                 9.09
          Nonqualified                                                 (11,000)                 9.09
                                                                       -------
       Outstanding options as of December 31, 1996                      92,675                  9.63

       Grants:
          Nonqualified                                                  52,360                 16.61
       Exercises:
          Incentive                                                     (4,675)                 9.09
          Nonqualified                                                  (3,850)                 9.88
                                                                       -------
       Outstanding options as of December 31, 1997                     136,510                 12.31

       Grants:
          Nonqualified                                                   3,025                 18.98
       Exercises:
          Nonqualified                                                    (275)                14.97
                                                                       -------
       Outstanding options as of December 31, 1998                     139,260                $12.47
                                                                       =======

       Outstanding options at December 31, 1998 consist of 9,350 incentive options and 129,910 nonqualified options with weighted average exercise prices of $9.55 and $12.68, respectively.

       The following table summarizes additional information regarding stock options outstanding and exercisable at December 31, 1998 and 1997:

                                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                        --------------------------------------------    ------------------------
                                                             WEIGHTED       WEIGHTED                   WEIGHTED
                       RANGE OF                               AVERAGE        AVERAGE                    AVERAGE
                       EXERCISE              NUMBER         REMAINING       EXERCISE      NUMBER        EXERCISE
                        PRICES             OUTSTANDING         LIFE          PRICE      EXERCISABLE      PRICE
                    --------------      -----------------   ----------      --------    -----------    ---------
          1998      $9.55 - $18.98           139,260        7.62 years        $12.47       137,335       $12.45

          1997      $9.55 - $17.61           136,510        9.35 years        $12.31       132,935       $12.35

       As described in note 1, the Bank measures compensation cost in accordance with APB Opinion No. 25 and, accordingly, no compensation cost relating to stock options has been recognized in 1998, 1997 or 1996. Had compensation cost been determined consistent with the fair-value-based method of SFAS No. 123, the Bank's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below.


                                                                    1998               1997             1996
                                                                -------------     -------------     -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Net income:
           As reported                                                  1,874     $       1,425     $       1,252
           Pro forma                                            $       1,865             1,288             1,219
                                                                =============     =============     =============

        Basic earnings per share:
           As reported                                                   1.68     $        1.29     $        1.33
           Pro forma                                            $        1.67              1.16              1.25
                                                                =============     =============     =============

        Diluted earnings per share:
            As reported                                                  1.60     $        1.24     $        1.30
            Pro forma                                           $        1.59              1.13              1.23
                                                                =============     =============     =============

       The weighted average estimated fair value of options granted during 1998, 1997 and 1996 was $5.10, $4.51 and $2.32, respectively. These fair values were estimated on the grant dates using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 2.00%, 2.00% and 2.00%; expected volatility of 25%, 23% and 25%; expected lives of 5 years; and risk-free interest rates of 4.74%, 5.70% and 6.10% for 1998, 1997 and 1996, respectively.

       DIRECTORS' STOCK COMPENSATION PLAN

       Under the Directors' Stock Compensation Plan, nonofficer directors are compensated for their services in Bank common stock or cash, based on the annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Under the plan, directors accumulate credits for attendance at Board and committee meetings throughout the plan year, which ends with each annual meeting, at rates set by the Board. Directors who elect to receive stock are issued a whole number of shares of stock equal to their accumulated credits divided by the fair value of the Bank's common stock as of the date of each Board meeting. Such shares are distributed on the last business day of May of each year. A total of 399 shares, 688 shares and 944 shares were issued to directors during 1998, 1997 and 1996, respectively.

(13)   STOCKHOLDERS' EQUITY


       DIVIDENDS

       On July 16, 1998, the Bank announced a 10% stock dividend which was distributed on August 31, 1998 to shareholders of record as of July 31, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every ten shares owned as of the record date. A total of 101,552 common shares were issued. An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital.

       The Bank is statutorily allowed to pay cash dividends in any calendar year only to the extent of its net profits for that calendar year, if any, combined with its retained net profits for the preceding two years. The Bank's net profits retained in 1998 and 1997 (after cash dividends) totaled approximately $2,644,000.

       In October 1995, the Bank initiated a Dividend Reinvestment Plan ("DRIP") for its shareholders. This plan involves voluntary enrollment by each shareholder and entitles them to dividend reinvestment and voluntary purchases of common stock without paying any broker's fees. Shareholders can invest up to $5,000 in additional shares each quarter. In addition, cash dividends are automatically reinvested into new shares of the Bank's common stock at the current trading price. The DRIP resulted in the issuance of 5,188, 5,620 and 6,853 additional common shares during 1998, 1997 and 1996, respectively.

       COMMON STOCK OFFERING AND RELATED TRANSACTIONS

       During 1994, the Bank issued an offering circular providing for the sale of additional shares of common stock, the conversion of preferred stock then outstanding, and the issuance of nontransferable warrants to purchase additional common shares. At the conclusion of the offering, approximately 269,594 shares of common stock were sold. Approximately 250,190 shares of common stock were issued to preferred shareholders who converted their shares and a conversion incentive payment of approximately $237,000 was paid. The Board of Directors redeemed the remaining preferred stock in February 1995. In connection with the offering, nontransferable warrants were issued to purchase approximately 170,012 shares of common stock after June 30, 1996 but prior to January 1, 1997, at the greater of book value per common share at March 31, 1996 or $12.00 per share. As of December 31, 1996, 137,379 shares of common stock were purchased through the exercise of warrants.


(14)   REGULATORY CAPITAL REQUIREMENTS

       The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet or exceed specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain or exceed the minimum capital amounts and ratios set forth in the table below. These requirements include ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998 and 1997, the Bank met all capital adequacy requirements to which it was subject.

       As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain or exceed the minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios set forth in the table below. There have been no conditions or events since the most recent notification that management believes have changed the Bank's capital category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    MINIMUM TO BE WELL
                                                                        MINIMUM FOR CAPITAL       CAPITALIZED UNDER PROMPT
                                             BANK ACTUAL                ADEQUACY PURPOSES        CORRECTIVE ACTION PROVISIONS
                                   -----------------------------   ----------------------------  -----------------------------
                                     AMOUNT              RATIO       AMOUNT             RATIO       AMOUNT            RATIO
                                   ----------          ---------   ----------         ---------  ------------       ----------
                                                                       (DOLLARS IN THOUSANDS)
     AS OF DECEMBER 31, 1998
     -----------------------
       Total Capital  (to Risk
          Weighted Assets)          $ 15,869            19.80%     $   6,411           8.00%        $   8,014       10.00%
       Tier 1 Capital  (to Risk
          Weighted Assets)            14,859            18.54          3,205           4.00             4,808        6.00
       Tier 1 Capital  (to
          Average Assets)             14,859            10.95          5,426           4.00             6,782        5.00

     AS OF DECEMBER 31, 1997
     -----------------------
       Total Capital  (to Risk
          Weighted Assets)            14,279            17.02          6,712           8.00             8,390       10.00
       Tier 1 Capital  (to Risk
          Weighted Assets)            13,224            15.76          3,356           4.00             5,035        6.00
       Tier 1 Capital  (to
          Average Assets)             13,224            10.81          4,893           4.00             6,117        5.00


(15)   EMPLOYEE BENEFIT PLAN

       Effective January 1, 1994, the Bank established a 401(k) Savings Plan which covers substantially all employees. The Plan provides for matching contributions by the Bank based upon a percentage of employee contributions. Total matching contributions by the Bank were $36,000, $32,000 and $33,000 for 1998, 1997 and 1996, respectively.

(16)   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


       SFAS No. 107 requires that the Bank disclose estimated fair values for certain financial instruments. Estimated fair values have been determined by management using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The fair value estimates presented below are not necessarily indicative of the amounts that the Bank could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                                            DECEMBER 31, 1998                DECEMBER 31, 1997
                                       ---------------------------     ---------------------------
                                       CARRYING          ESTIMATED     CARRYING          ESTIMATED
                                        AMOUNT          FAIR VALUE      AMOUNT          FAIR VALUE
                                       --------         ----------     --------         ----------
                                                                (IN THOUSANDS)
       Financial assets:
        Cash and cash equivalents      $ 27,312         $  27,312      $ 15,442         $  15,442
        Securities and accrued
         interest                        40,249            40,332        27,690            27,726
        Loans and accrued
         interest, net                   68,036            71,449        77,892            76,366
                                       ========         =========      ========         =========

       Financial liabilities:
        Deposits without stated
         maturities and accrued
         interest                      $ 69,387         $  69,387      $ 63,046         $  63,046
        Time deposits and accrued
         interest                        52,658            53,382        46,039            46,183
        Securities sold under
         agreements to repurchase         2,198             2,198         2,510             2,510
                                       ========         =========      ========         =========

       The fair value estimates presented above are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1998 and 1997 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

       Fair value methods and assumptions are as follows:

       CASH EQUIVALENTS

       The estimated fair values of cash equivalents were based on a comparison to current interest rates for similar assets.

       SECURITIES

       The fair values of securities were estimated based on quoted market prices or dealer quotes, if available. If a quote was not available, fair value was estimated using quoted market prices for similar securities.

       LOANS

       The fair values of fixed rate loans were estimated by discounting projected cash flows using current rates for similar loans. For other loans, which reprice frequently to market rates, the carrying amount represents the estimated fair value. The total amount of loans included has been reduced by specific and general allowances for losses.

       DEPOSITS WITHOUT STATED MATURITIES

       Under the provisions of SFAS No. 107, the estimated fair values of deposits without stated maturities (such as non-interest bearing demand deposits, savings accounts, NOW accounts and money market accounts) are equal to the amounts payable on demand.

       TIME DEPOSITS

       The fair values of time certificates of deposit were estimated based on the discounted value of contractual cash flows. The discount rates were based on rates currently offered for deposits with similar remaining maturities. The excess of the estimated fair value of time deposits over their carrying amount represents the discounted value of contractual rates as compared to rates currently being offered.

       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Bank's financial instruments with off-balance-sheet risk consist of the commitments to extend credit and letters of credit described in note
       8. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Bank. If the options expire, the Bank retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair values of commitments are estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimates take into consideration an interest rate risk factor. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements. The fair values of these off-balance-sheet instruments at December 31, 1998 and 1997 approximated the recorded amounts of the related fees, which were not material. The Bank has not engaged in hedging activities through the use of instruments such as interest rate futures contracts or interest rate swaps.


(17)   RECENT ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to recognize all derivatives as either assets or liabilities in the statement of condition at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. The Bank is not presently engaged in derivatives and hedging activities covered by the new standard and, accordingly, SFAS No. 133 is not expected to have a material impact on the Bank's financial statements.

       In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 provides for the classification of such retained securities as held to maturity, available for sale, or trading in accordance with SFAS No. 115. Prior accounting standards limited the classification of these securities to the trading category. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998 and is not expected to affect the Bank's financial statements.


(18)   FORMATION OF BANK HOLDING COMPANY

       Under an Agreement and Plan of Reorganization (the "Plan") dated August 19, 1998 and approved by the Bank's shareholders on October 21, 1998, the Bank became a wholly-owned subsidiary of Cornerstone Bancorp, Inc. (the "Company") on March 1, 1999. The Company is a newly-formed bank holding company incorporated by the Bank for the purpose of owning all of the Bank's outstanding common stock. Under the terms of the Plan, each outstanding share of the Bank's common stock was exchanged on a one-for-one basis for the Company's common stock (par value $0.01 per share). The holding company formation was accounted for in a manner similar to a pooling of interests and, accordingly, it had no effect on the Bank's financial statements.