Form 10QSB
period 1999-03-31
CORNERSTONE BANCORP INC
filed 1999-05-11
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  [X]                   THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  [_]                   THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to


                        COMMISSION FILE NUMBER: 0-25465

                           CORNERSTONE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           CONNECTICUT                                 06-1524044
   -----------------------------------            ------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


                 550 SUMMER ST., STAMFORD, CONNECTICUT 06901
             ---------------------------------------------------
                         (Address of executive office)


                                (203) 356-0111
                                --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No____
                                                              ----

The number of shares outstanding of the issuer's common stock as of April 30, 1999 was 1,124,716.

Transitional Small Business Disclosure Format (check one):  Yes___  No X
                                                                      ---

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
---------------------------------------
                                                                                                    PAGE
                                                                                                    ----
     Consolidated Statements of Condition
     March 31, 1999, December 31, 1998 and March 31, 1998......................................        1

     Consolidated Statements of Income
     Three Months Ended March 31, 1999 and March 31, 1998......................................        2

     Consolidated Statements of Changes in Stockholders' Equity
     Three Months Ended March 31, 1999 and March 31, 1998......................................        3

     Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1999 and March 31, 1998......................................        4

     Notes to Consolidated Financial Statements ...............................................        5

Item 2. Management's Discussion and Analysis
--------------------------------------------
        of Financial Condition and Results of Operations.......................................   6 - 12
        ------------------------------------------------

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings......................................................................     None
-------------------------

Item 2. Changes in Securities and Use of Proceeds..............................................     None
--------------------------------------------------

Item 3. Defaults upon Senior Securities........................................................     None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders....................................     None
------------------------------------------------------------

Item 5. Other Information......................................................................     None
-------------------------

Item 6.  Exhibits and Reports on Form 8-K......................................................       12
-----------------------------------------

Signatures.....................................................................................       13

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                              March 31,    December 31,    March 31,
ASSETS                                                                          1999           1998          1998
                                                                              ---------    ------------    ---------
Cash and due from banks                                                        $  6,940        $  4,768     $  6,638
Federal funds sold                                                               21,028          22,544       12,424
                                                                               --------        --------     --------
  Cash and cash equivalents                                                      27,968          27,312       19,062

Available for sale securities, at fair value                                     30,544          30,003       22,756
Held to maturity securities (fair value of $12,181 at March, 31, 1999,
$9,744 at December 31, 1998 and $5,583 at March 31, 1998)                        12,162           9,661        5,549
Loans, net of allowance for loan losses of $1,725 at March 31, 1999,
$1,733 at December 31, 1998 and $1,639 at March 31, 1998                         69,289          67,651       76,322
Bank premises and equipment, net                                                  2,786           2,815        2,946
Accrued interest receivable                                                       1,074             970          941
Other assets                                                                      1,597           1,321        1,520
                                                                               --------        --------     --------

  Total assets                                                                 $145,420        $139,733     $129,096
                                                                               ========        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  Demand (non-interest bearing)                                                $ 25,624        $ 25,746     $ 20,928
  Money market demand and NOW                                                    23,976          18,941       20,650
  Regular, club and money market savings                                         25,838          24,700       23,627
  Time                                                                           50,148          52,492       46,750
                                                                               --------        --------     --------
   Total deposits                                                               125,586         121,879      111,955

Securities sold under repurchase agreements                                       4,078           2,198        2,880
Accrued interest payable                                                            155             166          178
Other liabilities                                                                   620             500          551
                                                                               --------        --------     --------
    Total liabilities                                                           130,439         124,743      115,564
                                                                               --------        --------     --------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
 2,000,000 shares; issued and outstanding 1,122,848 shares at
 March 31,  1999, 1,119,336 shares at December 31, 1998 and
 1,013,931 shares at March 31, 1998                                                  11              11           10
Additional paid-in capital                                                       11,417          11,351        9,089
Retained earnings                                                                 3,550           3,497        4,358
Accumulated other comprehensive income, net of taxes of $1 at
March 31, 1999, $91 at December 31, 1998 and $51 at March 31, 1998                    3             131           75
                                                                               --------        --------     --------
  Total stockholders' equity                                                     14,981          14,990       13,532
                                                                               --------        --------     --------

Total liabilities and stockholders' equity                                     $145,420        $139,733     $129,096
                                                                               ========        ========     ========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                 Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  1999         1998
                                               ----------   ----------
Interest income:
  Loans                                        $    1,538   $    1,820
  Securities                                          616          470
  Federal funds sold
                                                      215          117
    Total interest income                      ----------   ----------
                                                    2,369        2,407
                                               ----------   ----------
Interest expense:
  Deposits                                            879          851
  Other                                                18           16
                                               ----------   ----------
    Total interest expense                            897          867
                                               ----------   ----------
Net interest income                                 1,472        1,540

Provision (credit) for loan losses                    (17)         108
                                               ----------   ----------

Net interest income after
  provision (credit) for loan losses                1,489        1,432
                                               ----------   ----------

Non-interest income:
 Deposit service charges                              117           94
 Other                                                 55           68
                                               ----------   ----------
   Total non-interest income                          172          162
                                               ----------   ----------

Non-interest expense:
   Salaries and employee benefits                     565          491
   Occupancy                                          121          117
   Furniture and equipment                            108           97
   Data processing                                     87           97
   Professional fees                                   68           52
   Other                                              166          149
                                               ----------   ----------
    Total non-interest expense                      1,115        1,003
                                               ----------   ----------

Income before income tax expense                      546          591

Income tax expense                                    224          234
                                               ----------   ----------

Net income                                     $      322   $      357
                                               ==========   ==========

Earnings per common share:
    Basic                                      $     0.29   $     0.32
    Diluted                                          0.28         0.31

Weighted average common shares:
    Basic                                       1,122,848    1,114,222
    Diluted                                     1,163,661    1,156,302


See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               Accumulated
                                                    Additional                     other          Total
                                          Common     paid-in     Retained     comprehensive    stockholders'
                                          Stock      capital     earnings         income          equity
                                         -------   -----------   --------     -------------    -------------
Balance, January 1, 1998                 $   10    $  9,050      $ 4,164      $   86           $  13,310
Comprehensive income:
Net income                                                           357                             357
Decrease in net unrealized gain on
  available for sale securities,
   net of taxes                                                                  (11)               (11)
                                                                                               ---------
      Total comprehensive income                                                                     346

Cash dividends                                                      (163)                           (163)
Shares issued in connection with:
  Directors Compensation Plan                             2                                            2
  Dividend Reinvestment Plan                             37                                           37
                                         ------    --------      -------      ------           ---------

Balance, March 31, 1998                  $   10    $  9,089      $ 4,358      $   75           $  13,532
                                         ======    ========      =======      ======           =========

Balance, January 1, 1999                 $   11    $ 11,351      $ 3,497      $  131           $  14,990
Comprehensive income:
Net income                                                           322                             322
Decrease in net unrealized gain on
  available for sale securities,
   net of taxes                                                                 (128)               (128)
                                                                                               ---------
      Total comprehensive income                                                                     194

Cash dividends                                                      (269)                           (269)
Shares issued in connection with:
  Directors Compensation Plan                             1                                            1
  Dividend Reinvestment Plan                             65                                           65
                                         ------    --------      -------      ------           ---------

Balance, March 31, 1999                  $   11    $ 11,417      $ 3,550      $    3           $  14,981
                                         ======    ========      =======      ======           =========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         ------------------
Operating activities:                                                    1999          1998
                                                                         ----          ----
Net income                                                             $    322       $   357
Adjustments to reconcile net income
to net cash provided by operating activities:
  Provision (credit) for loan losses                                        (17)          108
  Depreciation and amortization                                              89            62
  Common stock issued under compensation agreements                           1             2
  Increase in accrued interest receivable                                  (104)          (91)
  (Increase) in deferred loan costs                                         (19)          ( 1)
  Increase in other assets                                                 (186)         (102)
  (Decrease) in accrued interest payable                                    (11)           (3)
  Increase in other liabilities                                             120            48
                                                                       --------       -------
        Net cash provided by operating activities                           195           380
                                                                       --------       -------

Investing activities:
  Proceeds from maturities of available-for sale securities               2,740         2,506
  Proceeds from maturities of held-to-maturity securities                 1,000
  Purchases of available-for-sale securities                             (3,500)       (2,496)
  Purchases of held-to-maturity securities                               (3,505)       (1,000)
  Net receipts (disbursements) for loan repayments and originations      (1,603)          998
  Purchases of bank premises and equipment                                  (54)          (63)
                                                                       --------       -------
        Net cash used in investing activities                            (4,922)          (55)
                                                                       --------       -------

Financing activities:
  Net increase in demand, money market and savings deposits               6,051         2,161
  Net increase in time deposits                                          (2,344)          890
  Net increase in securities sold under repurchase agreements             1,880           370
  Proceeds from issuance of common stock                                     65            37
  Dividends paid on common stock                                           (269)         (163)
                                                                       --------       -------
        Net cash provided by financing activities                         5,383         3,295
                                                                       --------       -------

Increase in cash and cash equivalents                                       656         3,620

Cash and cash equivalents, beginning of year                             27,312        15,442
                                                                       --------       -------

Cash and cash equivalents, end of period                               $ 27,968       $19,062
                                                                       ========       =======

Supplemental information:
      Interest paid                                                    $    908       $   870
      Income taxes paid                                                     100            87
      Decrease in net unrealized gain on available-for-sale
           securities, net of tax                                          (128)          (11)
                                                                       ========       =======

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

    On March 1, 1999, Cornerstone Bank (the"Bank") completed a reorganization whereby the Bank became a wholly-owned subsidiary of Cornerstone Bancorp, Inc. (the"Bancorp"), a newly-formed holding company incorporated by the Bank for that purpose. This reorganization was accounted for in a manner similar to a pooling of interests and,accordingly, it had no effect on the Bank's financial statements. The Bancorp's principal activity is its ownership of the Bank's stock and, prior to the reorganization, it had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the reorganization refers to the Bank. Collectively, the Bancorp and the Bank are referred to herein as the "Company."

    The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations for the first quarter of 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Form 10-KSB for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    For the three months ended March 31, 1999 and 1998, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods. The number of shares for both basic and diluted EPS for the first quarter of 1998 reflects the effect of the 10% stock dividend distributed in August 1998.

NOTE C - SEGMENT INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires public companies to report certain financial information about significant revenue-producing segments of the business for which sufficient information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
(DOLLARS IN THOUSANDS)

FORWARD-LOOKING STATEMENTS

    The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements by the Company regarding expectations for earnings, credit quality, other financial and business matters and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing, other actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, customer deposit disintermediation, changes in customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance.

    The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

    Total assets increased from $139,733 at  December 31, 1998 to $145,420 at
March 31, 1999, an increase of $5,687 (or 4%).   The net loan portfolio
increased from $67,651 at December 31, 1998 to $69,289 at March 31, 1999, an increase of $1,638 (or 2%). (For purposes of this discussion, loan amounts are net of unearned income/deferred costs and the allowance for loan losses.) The increase in the loan portfolio from December 31, 1998 to March 31, 1999 was primarily attributable to an increase in term loans and commercial mortgage loans. Commercial mortgage loans increased from $38,728 at December 31, 1998 to $39,676 at March 31, 1999, an increase of $948 (or 2%). Term loans increased from $8,980 at December 31, 1998 to $9,570 at March 31, 1999, an increase of $590 (or 7%).

LOANS

Major classifications of loans at March 31, 1999 and December 31, 1998 were as follows:

                               March 31, 1999    December 31, 1998
                               --------------    -----------------
Demand, time and term loans         $18,565           $18,046
Commercial mortgage loans            39,676            38,728
Residential mortgage loans            8,780             8,647
Aircraft loans                        2,763             2,698
Installment loans                       656               662
Other loans                             540               588
                                    -------           -------
Total  loans                         70,980            69,369

Allowance for loan losses            (1,725)           (1,733)
Deferred loan costs, net                 34                15
                                    -------           -------

Total loans, net                    $69,289           $67,651
                                    =======           =======

NONPERFORMING ASSETS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are classified as nonaccrual when, in the opinion of management, collectibility of interest or principal becomes uncertain. Generally, loans are placed on nonaccrual status when principal or interest is past due for a period of 90 days, or for a lesser period if circumstances indicate collection of interest or principal is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. A nonaccrual loan is restored to accrual status only when sustained performance has been demonstrated and prospects for future payments of interest and principal are no longer in doubt.

The following table sets forth information with respect to nonperforming assets at the dates indicated.

                                          March 31, 1999     December 31, 1998
                                          --------------     -----------------
Loans on  nonaccrual status (1):

Real estate loans (2)                         $  952              $ 370
Commercial loans                                 154                154
                                              ------              -----
Total                                          1,106                524

Accruing loans past due 90 days or more          316                288
                                              ------              -----

Total nonperforming loans                     $1,422              $ 812
                                              ======              =====

Nonperforming loans as a
percentage of total loans                       2.00%              1.17%
                                              ======              =====

(1) Nonaccrual basis denotes loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on nonaccrual loans are applied to the outstanding principal balance until a history of payments has been established and management's assessment of the collectibility of the loan has been made.

(2) Consists of loans collateralized by 1-4 family residential properties, multifamily properties and nonfarm nonresidential properties.

    The following table sets forth changes in the allowance for loan losses for the periods indicated. The allowance is not necessarily indicative of future losses.

                                                  Three Months Ended
                                                        March 31,
                                                  ------------------
                                                  1999          1998
                                                  ----          ----

Balance at beginning of period                   $1,733        $1,529
Provision (credit) for loan losses                  (17)          108
Loans charged off                                   ---          ----
Recoveries                                            9             2
                                                 ------        ------

Balance at end of period                         $1,725        $1,639
                                                 ======        ======

SECURITIES PORTFOLIO

   Securities increased from $39,664 at December 31, 1998 to $42,706 at March 31, 1999, an increase of $3,042 (or 8%).

   The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                                   March 31, 1999             December 31, 1998
                                                --------------------       -------------------------
                                                  Held to Maturity             Held to Maturity
                                                --------------------       ------------------------

                                                            Estimated                     Estimated
                                                Amortized      Fair        Amortized         Fair
                                                  Cost         Value          Cost           Value
                                                ---------   ---------      ---------      ---------
U.S. Treasury securities                        $ 4,002      $ 4,024       $ 5,003         $ 5,049
U.S. Government agency securities                 8,085        8,082         4,583           4,620
Other                                                75           75            75              75
                                                -------      -------       -------         -------

Total                                           $12,162      $12,181       $ 9,661         $ 9,744
                                                =======      =======       =======         =======

                                                   March 31, 1999             December 31, 1998
                                                --------------------       -------------------------
                                                 Available for Sale           Available for Sale
                                                --------------------       ------------------------

                                                            Estimated                     Estimated
                                                Amortized      Fair        Amortized         Fair
                                                  Cost         Value          Cost           Value
                                                ---------   ---------      ---------      ---------
U.S. Treasury securities                        $   500      $   503       $   501         $   505
U.S. Government agency securities                30,039       30,041        29,280          29,498
                                                -------      -------       -------         -------

Total                                           $30,539      $30,544       $29,781         $30,003
                                                =======      =======       =======         =======

   The Bank maintained pledged securities amounting to $2,701 and $4,442 at December 31, 1998 and March 31, 1999, respectively.

DEPOSITS

   Deposits are the primary source of funds for the Company. Deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts, and certificates of deposit. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company's market area. The Company does not accept brokered deposits.

   The following table indicates the composition of deposits at the dates indicated.

                                           March 31, 1999  December 31, 1998
                                           --------------  -----------------
Demand (non-interest bearing)                 $ 25,624          $ 25,746
Money market demand and NOW                     23,976            18,941
Regular, club and money  market savings         25,838            24,700
Time deposits                                   50,148            52,492
                                              --------          --------

Total deposits                                $125,586          $121,879
                                              ========          ========

  Deposits increased from $121,879 at December 31, 1998 to $125,586 at March 31, 1999, an increase of $3,707 (or 3%). Money market demand and NOW accounts increased from $18,941 at December 31, 1998 to $23,976 at March 31, 1999, an increase of $5,035 (or 27%). Approximately $5,040 was received for attorney's accounts during the last three days of the quarter. Regular, club and money market savings increased from $24,700 at December 31, 1998 to $25,838 at March 31, 1999, an increase of $1,138 (or 5%). These increases were partially offset by a decline in time deposits which decreased from $52,492 at December 31, 1998 to $50,148 at March 31, 1999, a decrease of $2,344 (or 4%) and demand deposits which decreased from $25,746 at December 31, 1998 to $25,624 at March 31, 1999, a decrease of $122. Due to a decline in the loan portfolio, the Company has let higher priced certificates of deposit rolloff at maturity. This rolloff primarily began in March 1999. Certificates of deposit of $100 or more were $10,490 at December 31, 1998 compared to $10,445 at March 31, 1999, a decrease of $45.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1999, total short term investments, which are made up of federal funds sold, available for sale securities and securities maturing in one year or less, totaled $54,576. The liquidity of the Company is measured by the ratio of net cash, short term, and marketable assets to net deposits and short term liabilities. The liquidity ratio at March 31, 1999 was 52.52% due to the large available for sale portfolio and large federal funds position. The Company's guideline is to maintain a liquidity ratio of 20% or more.

   At March 31, 1999, the Company had outstanding loan commitments under unused lines of credit approximating $9,566 and outstanding letters of credit approximating $224.

   At December 31, 1998 and March 31, 1999, the Bank's leverage capital ratio was equal to 10.95% and 10.92%, respectively. At December 31, 1998 and March 31, 1999, the Bank's Tier 1 risk-based capital ratio was 18.54% and 18.12%, respectively. The Bank's total risk-based capital ratio at December 31, 1998 and March 31, 1999 was 19.80% and 19.38%, respectively. These ratios exceeded the stated minimum regulatory requirements. The Bancorp's consolidated regulatory capital ratios at March 31, 1999 were substantially the same as the Bank's ratios.

RESULTS OF OPERATIONS

NET INCOME. Net income was $357 for the three months ended March 31, 1998 compared to $322 for the three months ended March 31, 1999, a decrease of $35 (or 10%). Diluted earnings per share were $0.31 for the three months ended March 31, 1998 and $0.28 for the three months ended March 31, 1999 based on weighted shares outstanding of 1,156,302 and 1,163,661, respectively. Return on average common stockholders' equity (R.O.E) was 10.65% and 8.57% for the three months ended March 31, 1998 and March 31, 1999, respectively.

   The decrease in net income for the three months ended March 31, 1999 reflects a $68 decrease in net interest income due to decreased loan volume as well as lower interest rates on loans, federal funds and the securities portfolio. The effect of lower rates was partially offset by increased federal funds and securities. The average yield on interest earning assets decreased 103 basis points for the three months ended March 31, 1999 compared to March 31, 1998, and deposit rates decreased 24 basis points. Non-interest expense increased $112 (or 11%) thus contributing further to the decline in net income. The decrease in net interest income and the increase in non-interest expense were partially offset by a reduction in the provision for loans losses, increased non-interest income and a reduction in income taxes.

   The return on average assets was 1.17% for the three months ended March 31, 1998 and 0.94% for the three months ended March 31, 1999.

NET INTEREST INCOME. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

   Net interest income was $1,540 for the three months ended March 31, 1998 compared to $1,472 for the three months ended March 31, 1999, a decrease of $68 or 4%.

INTEREST INCOME. Average earning assets for the three months ended March 31, 1998 were $115,454 compared to $129,460 for the three months ended March 31, 1999, an increase of $14,006, or 12%. Total interest income, which is a function of the volume of interest earning assets and their related rates, was $2,407 for the three months ended March 31, 1998 and $2,369 for the three months ended March 31, 1999, representing a decrease of $38 or 2%.

   Loans represent the largest component of interest earning assets. Average loans outstanding in the three months ended March 31, 1998 were $78,660 compared to $70,405 during the three months ended March 31, 1999, a 10% decrease. Decreased loan volume is attributable to loan payoffs and competitive pressures on both rates and terms for various loan types. Interest on loans was $1,820 for the three months ended March 31, 1998 compared to $1,538 for the three months ended March 31,1999, a 15% decrease. The decrease in loan income was primarily due to decreased loan volume.

   Average investments in debt securities and federal funds sold were $36,794 for the three months ended March 31, 1998 compared to $59,055 for the three months ended March 31, 1999, an increase of $22,261 (or 61%). Related income increased from $587 for the three months ended March 31, 1998 to $831 for the three months ended March 31, 1999, an increase of $244 (or 42%). The increase in income resulted from the increased volume of debt securities and federal funds sold. Average investments in debt securities, not including federal funds, increased by $12,073 (or 43%) during the three months ended March 31, 1999 while average federal funds sold increased by $10,188 (or 117%). The average rate earned on federal funds decreased from 5.45% for the three months ended March 31, 1998 to 4.60% for the three months ended March 31, 1999. The increase in debt securities and federal funds sold was primarily due to a decline in the loan portfolio and increased deposits.

INTEREST EXPENSE. Interest expense was $867 for the three months ended March 31, 1998 compared to $897 for the three months ended March 31, 1999, a 3% increase. Interest expense is a function of interest-bearing liabilities and their related rates. Average interest bearing liabilities during the three months ended March 31, 1998 were $89,298 compared to $98,451 during the three months ended March 31, 1999, an increase of $9,153 (or 10%). The growth in interest bearing liabilities was primarily due to the growth in time deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses is the amount necessary to adjust the allowance for loan losses to management's current estimate of probable losses based upon an evaluation of portfolio risk and economic factors. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis with the results presented to the Board of Directors for its approval. The evaluation considers individual borrowers whose aggregate loans are greater than $100, as well as all classified assets. Consideration is also given to other factors including, but not limited to, economic conditions, delinquency, charge off history, and growth and composition of the loan portfolio. The provision (credit) for loan losses was $108 for the three months ended March 31, 1998 and ($17) for the three months ended March 31, 1999. As of March 31, 1999, the allowance for loan losses was $1,725 or 2.43% of gross loans, compared to $1,733 or 2.50% of gross loans at December 31, 1998.

NON-INTEREST INCOME. Non-interest income was $162 for the three months ended March 31, 1998 compared to $172 for the three months ended March 31, 1999, an increase of $10 (or 6%). Deposit service charges increased $23 (or 24%) primarily due to increased fees relating to overdrafts. Other non-interest income in the quarter ended March 31, 1998 included a non-recurring gain of $11 on the sale of a Bank owned vehicle.

NON-INTEREST EXPENSE. Total non-interest expenses were $1,003 for the three months ended March 31, 1998 and $1,115 for the three months ended March 31, 1999, an increase of $112 (or 11%).

   A table summarizing the dollar amounts for each category, and the dollar and percent changes is as follows:

                                  Three Months Ended            Increase
                                      March 31,         1999       vs       1998
                                  ------------------  --------------------------
                                  1999          1998  $ Change          % Change
                                  ----          ----  --------          --------
Salaries and employee benefits    $  565      $  491      $ 74               15%
Occupancy                            121         117         4                3
Furniture and equipment              108          97        11               11
Other                                321         298        23                8
                                  ------      ------      ----

Total non-interest expense        $1,115      $1,003      $112               11%
                                  ======      ======      ====               ===

  In 1999, the increase in salaries and employee benefits resulted from the addition of five new employees as well as salary increases compared to March 31, 1998. The increase in furniture and equipment resulted from increased equipment maintenance. The increase in other non-interest expense primarily relates to accounting, legal and other expenses associated with the organization and start-up of the bank holding company.

   The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income):

                                  Three Months Ended
                                        March 31,
                                 --------------------
                                  1999           1998
                                  ----           ----
Salaries and employee benefits   22.24%         19.11%
Occupancy                         4.76           4.55
Furniture and equipment           4.25           3.77
Other                            12.63          11.60
                                 -----          -----

Total non-interest expense       43.88%         39.03%
                                 =====          =====

INCOME TAXES. The provision for income taxes decreased from $234 for the three months ended March 31, 1998 to $224 for the three months ended March 31, 1999, a decrease of $10 (or 4%).

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

   While the Company believes that most of its systems are already Year 2000 compliant, the Company has in place an action plan to identify, review and test all of its operating systems. In addition, the FDIC monitors the Company's preparedness for the Year 2000. The actions being taken by the Company in response to the Year 2000 issue are consistent with the guidelines in policy statements issued by the bank regulatory agencies.

   Management has initiated a Company-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council, to prepare the Company's computer systems and software applications for the Year 2000. The program includes the following phases (current status is indicated for each phase):

  * Identification (Completed)
  * Assessment (Completed)
  * Remediation (Completed)
  * Testing (Continuing)
  * Contingency Planning (Continuing)

   The Company has tested its mission critical applications, which are those comprising its "core" data processing system for loans, deposits and the general ledger maintained by a third-party vendor. Testing of these applications was completed by December 31, 1998. The overall testing phase of the Year 2000 program is continuing, and is expected to be completed by June 30, 1999.

   The Company has initiated formal communications with all of its significant vendors and has contacted certain of its customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own Year 2000 Issue. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. However, there can be no guarantee that the systems of other entities on which the Company's systems rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

   The Company has also initiated dialogue with its loan customers concerning their Year 2000 preparedness and has incorporated the consideration of Year 2000 readiness into its loan review and credit underwriting processes. The Company has also employed an outside consultant to assist in developing its Year 2000 plan.

   The Company estimates that its total Year 2000 project costs, including costs charged to expense, will not exceed $100. As of March 31, 1999, the Company had incurred $53 of costs relating to Year 2000, the majority of which are hardware and software related. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

    Significant Year 2000 failures in the Company's systems, or in the systems of third parties, a significant reduction in liquidity due to high levels of withdrawals of customer deposits, could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that its reasonably likely worst case scenario might include a material increase in credit losses due to Year 2000 problems of borrowers, a significant reduction in liquidity due to high levels of withdrawals of customer deposits, and a disruption in financial markets generally. The magnitude of potential credit losses, liquidity problems or a disruption in financial markets cannot be determined at this time; however, the Company's Year 2000 program described above is designed to address exposure to risks. The Company continues to develop a business resumption contingency plan to address the possibility of unplanned system difficulties or third party failures. This plan will entail some type of manual record-keeping and reporting procedures in critical operating areas.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

 (a)  Exhibits:

      Exhibit No.                          Description
      -----------                          -----------
      27.1                                 Financial Data Schedule (Filed
                                           herewith)

 (b)  Reports on Form 8-K.

      On March 1, 1999, the Bancorp filed a Current Report on Form 8-K dated March 1, 1999 reporting in Item 2 thereof the completion of the acquisition of the Bank by the Bancorp and the creation of a holding company structure.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                 (Registrant)



DATE: May 10, 1999                 /s/ Norman H. Reader
     ------------------            ------------------------------------------
                                   Norman H. Reader
                                   President and Chief Executive Officer

DATE: May 10, 1999                 /s/ Leigh A. Hardisty
      -----------------            ------------------------------------------
                                   Leigh A. Hardisty
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Description

27.1           Financial Data Schedule (1)

(1) Filed herewith