Form 10QSB
period 1999-06-30
CORNERSTONE BANCORP INC
filed 1999-08-12
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

  [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended June 30, 1999
                                                         -------------

  [_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from        to

                       Commission File Number: 0-25465

                         CORNERSTONE BANCORP, INC./CT
     ---------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

          CONNECTICUT                                   06-1524044
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                 550 SUMMER ST., STAMFORD, CONNECTICUT 06901
                 -------------------------------------------
                   (Address of principal executive offices)

                                (203) 356-0111
                                --------------
                          (Issuer's telephone number)

   Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        -
No______

The number of shares outstanding of the issuer's common stock as of July 31, 1999 was 1,126,510.

Transitional Small Business Disclosure Format (check one): Yes___    No  X
                                                                        --

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
----------------------------
                                                                          PAGE
                                                                          ----
     Consolidated Statements of Condition
     June 30, 1999, December 31, 1998 and June 30, 1998.................     1

     Consolidated Statements of Income
     Three Months Ended June 30, 1999 and June 30, 1998.................     2

     Consolidated Statements of Income
     Six Months Ended June 30, 1999 and June 30, 1998...................     3

     Consolidated Statements of Changes in Stockholders' Equity
     Six Months Ended June 30, 1999 and June 30, 1998...................     4

     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1999 and June 30, 1998...................     5

     Notes to Consolidated Financial Statements ........................ 6 - 7

Item 2.  Management's Discussion and Analysis
---------------------------------------------
         of Financial Condition and Results of Operations............... 7 -17
         ------------------------------------------------

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................  None
-------------------------

Item 2. Changes in Securities and Use of Proceeds.......................  None
-------------------------------------------------

Item 3. Defaults upon Senior Securities.................................  None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.............    17
-----------------------------------------------------------

Item 5. Other Information...............................................  None
-------------------------

Item 6. Exhibits and Reports on Form 8-K................................    17
----------------------------------------

Signatures..............................................................    18

                        PART I - Financial Information

Item 1. Financial Statements
----------------------------

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)
                                  (unaudited)

                                                                           June 30,    December 31,   June 30,
Assets                                                                      1999         1998          1998

Cash and due from banks                                                   $  6,922     $  4,768     $  8,293
Federal funds sold                                                          17,820       22,544       17,295
                                                                          --------     --------     --------
  Cash and cash equivalents                                                 24,742       27,312       25,588
Available for sale securities, at fair value                                26,763       30,003       23,773
Held to maturity securities (fair value of $19,207 at June, 30, 1999,
  $9,744 at December 31, 1998 and $6,603  at June 30, 1998)                 19,432        9,661        6,571
Loans, net of allowance for loan losses of $1,709 at June 30, 1999,
  $1,733 at December 31, 1998 and $1,760 at June 30, 1998)                  68,243       67,651       76,408
Bank premises and equipment, net                                             2,993        2,815        2,948
Accrued interest receivable                                                  1,073          970          927
Other assets                                                                 1,868        1,321        1,597
                                                                          --------     --------     --------

Total assets                                                              $145,114     $139,733     $137,812
                                                                          ========     ========     ========

Liabilities And Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                           $ 26,673     $ 25,746     $ 26,293
  Money market demand and NOW                                               22,533       18,941       22,300
  Regular, club and money market savings                                    27,273       24,700       24,863
  Time                                                                      49,339       52,492       47,383
                                                                          --------     --------     --------
    Total deposits                                                         125,818      121,879      120,839

Securities sold under repurchase agreements                                  3,509        2,198        2,003
Accrued interest payable                                                       148          166          158
Other liabilities                                                              540          500          624
                                                                          --------     --------     --------
    Total liabilities                                                      130,015      124,743      123,624
                                                                          --------     --------     --------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
   5,000,000 shares; issued and outstanding 1,124,975 shares
   at June 30,  1999, 1,119,336 shares at December 31, 1998 and
   1,014,721 shares at June 30, 1998                                            11           11           10
Additional paid-in capital                                                  11,450       11,351        9,107
Retained earnings                                                            3,796        3,497        5,013
Accumulated other comprehensive (loss) income, net of taxes of $111
  at June 30, 1999, $91 at December 31, 1998 and $41 at June 30, 1998         (158)         131           58
                                                                          --------     --------     --------
  Total stockholders' equity                                                15,099       14,990       14,188
                                                                          --------     --------     --------

Total liabilities and stockholders' equity                                $145,114     $139,733     $137,812
                                                                          ========     ========     ========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Interest income:
  Loans                                                 $    1,632  $    2,356
  Securities                                                   672         507
  Federal funds sold                                           165         194
                                                        ----------  ----------
    Total interest income                                    2,469       3,057
                                                        ----------  ----------

Interest expense:
  Deposits                                                     862         887
  Other                                                         19          17
                                                        ----------  ----------
    Total interest expense                                     881         904
                                                        ----------  ----------
Net interest income                                          1,588       2,153

Provision for loan losses                                        5          65
                                                        ----------  ----------

Net interest income after provision for loan losses          1,583       2,088
                                                        ----------  ----------

Non-interest income:
  Deposit service charges                                      108          98
  Other                                                        106          92
                                                        ----------  ----------
    Total non-interest income                                  214         190
                                                        ----------  ----------

Non-interest expense:
    Salaries and employee benefits                             591         497
    Occupancy                                                  132         115
    Furniture and equipment                                    113         107
    Data processing                                             91          83
    Professional fees                                           55          73
    Other                                                      281         171
                                                        ----------  ----------
    Total non-interest expense                               1,263       1,046
                                                        ----------  ----------

Income before income tax expense                               534       1,232
Income tax expense                                             221         517
                                                        ----------  ----------

Net income                                              $      313  $      715
                                                        ==========  ==========

Earnings per common share:
    Basic                                               $     0.28  $     0.64
    Diluted                                                   0.27        0.62

Weighted average common shares:
    Basic                                                1,124,904   1,115,870
    Diluted                                              1,157,030   1,158,798

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                   1999         1998
                                                                ----------   ----------
Interest income:
  Loans                                                         $    3,170   $    4,175
  Securities                                                         1,289          977
  Federal funds sold                                                   379          311
                                                                ----------   ----------
    Total interest income                                            4,838        5,463
                                                                ----------   ----------

Interest expense:
  Deposits                                                           1,741        1,738
  Other                                                                 37           34
                                                                ----------   ----------
    Total interest expense                                           1,778        1,772
                                                                ----------   ----------
Net interest income                                                  3,060        3,691

Provision (credit) for loan losses                                     (12)         172
                                                                ----------   ----------

Net interest income after provision (credit) for loan losses         3,072        3,519
                                                                ----------   ----------

Non-interest income:
  Deposit service charges                                              225          192
  Other                                                                161          160
                                                                ----------   ----------
    Total non-interest income                                          386          352
                                                                ----------   ----------

Non-interest expense:
    Salaries and employee benefits                                   1,156          988
    Occupancy                                                          252          231
    Furniture and equipment                                            221          204
    Data processing                                                    178          179
    Professional fees                                                  123          125
    Other                                                              447          321
                                                                ----------   ----------
    Total non-interest expense                                       2,377        2,048
                                                                ----------   ----------

Income before income tax expense                                     1,081        1,823
Income tax expense                                                     446          751
                                                                ----------   ----------

Net income                                                      $      635   $    1,072
                                                                ==========   ==========

Earnings per common share:
    Basic                                                       $     0.57   $     0.96
    Diluted                                                           0.54         0.93

Weighted average common shares:
    Basic                                                        1,123,490    1,115,052
    Diluted                                                      1,167,550    1,155,703

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                  (unaudited)

                                                                          Accumulated
                                                  Additional                 other            Total
                                        Common    Paid-in     Retained    comprehensive    stockholders'
                                        Stock     Capital     Earnings    (loss) income       equity
                                        ------    ----------  ---------   --------------  --------------
BALANCE, JANUARY 1, 1998                  $ 10    $   9,050    $  4,164        $   86       $  13,310
Comprehensive income:
Net income                                                        1,072                         1,072
Change in net unrealized gain on
 available for sale securities,
  net of taxes                                                                    (28)            (28)
                                                                                            ---------
    Total comprehensive income                                                                  1,044

Cash dividends                                                     (223)                         (223)
Shares issued in connection with:
 Directors Compensation Plan                              5                                         5
 Dividend Reinvestment Plan                              52                                        52
                                          ----    ---------    --------        ------       ---------
BALANCE, JUNE 30, 1998                    $ 10    $   9,107    $  5,013        $   58       $  14,188
                                          ====    =========    ========        ======       =========

BALANCE, JANUARY 1, 1999                 $  11    $  11,351    $  3,497        $  131       $  14,990

Comprehensive income:
Net income                                                          635                           635
Change in net unrealized gain (loss)
 on available for sale securities,
  net of taxes                                                                   (289)           (289)
                                                                                            ---------
    Total comprehensive income                                                                    346

Cash dividends                                                     (336)                         (336)
Shares issued in connection with
 Directors Compensation Plan                              3                                         3
 Dividend Reinvestment Plan                              96                                        96
                                          ----    ---------    --------        ------       ---------
BALANCE, JUNE 30, 1999                    $ 11    $  11,450    $  3,796        $ (158)      $  15,099
                                          ====    =========    ========        ======       =========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                  (unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                           -------------------------
Operating activities:                                                         1999           1998
                                                                           ----------     ----------
Net income                                                                 $      635     $    1,072
Adjustments to reconcile net income
to net cash provided by operating activities:
  (Credit) provision  for loan losses                                             (12)           172
  Depreciation and amortization                                                   192            169
  Common stock issued under compensation agreements                                 3              5
  Increase in accrued interest receivable                                        (103)           (77)
  (Increase) decrease in deferred loan costs                                       (7)             3
  Increase in other assets                                                       (345)          (179)
  Decrease in accrued interest payable                                            (18)           (23)
  Increase in other liabilities                                                    40            121
                                                                           ----------     ----------
     Net cash provided by operating activities                                    385          1,263
                                                                           ----------     ----------

Investing activities:
  Proceeds from maturities of available-for-sale securities                     6,245          6,483
  Proceeds from maturities of held-to-maturity securities                       2,000            494
  Purchases of available-for-sale securities                                   (3,500)        (7,530)
  Purchases of held-to-maturity securities                                    (11,788)        (2,516)
  Net (disbursements) receipts for loan repayments and originations              (572)           846
  Purchases of bank premises and equipment                                       (350)          (151)
                                                                           ----------     ----------
     Net cash used in investing activities                                     (7,965)        (2,374)
                                                                           ----------     ----------

Financing activities:
  Net increase in demand, money market and savings deposits                     7,092         10,412
  Net (decrease) increase in time deposits                                     (3,153)         1,523
  Net increase (decrease) in securities sold under repurchase agreements        1,311           (507)
  Proceeds from issuance of common stock                                           96             52
  Dividends paid on common stock                                                 (336)          (223)
                                                                           ----------     ----------
     Net cash provided by financing activities                                  5,010         11,257
                                                                           ----------     ----------

(Decrease) increase in cash and cash equivalents                               (2,570)        10,146

Cash and cash equivalents - beginning of period                                27,312         15,442
                                                                           ----------     ----------

Cash and cash equivalents - end of period                                  $   24,742     $   25,588
                                                                           ==========     ==========

Supplemental information:
  Interest paid                                                            $    1,796     $    1,749
  Income taxes paid                                                               565            690
                                                                           ==========     ==========

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

     On March 1, 1999, Cornerstone Bank (the "Bank") completed a reorganization whereby the Bank became a wholly-owned subsidiary of Cornerstone Bancorp, Inc. (the "Bancorp"), a newly-formed holding company incorporated by the Bank for that purpose. This reorganization was accounted for in a manner similar to a pooling of interests and, accordingly, it had no effect on the Bank's financial statements. The Bancorp's principal activity is its ownership of the Bank's stock and, prior to the reorganization, it had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the reorganization refers to the Bank. Collectively, the Bancorp and the Bank are referred to herein as the "Company."

     The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations for the first six months of 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual financial statements and notes included in the Form 10-KSB for the year ended December 31, 1998.

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

     For the three and six month periods ended June 30, 1999 and 1998, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of these periods. The number of shares for both basic and diluted EPS for the three and six month periods ended June 30, 1998 reflect the effect of the 10% stock dividend distributed in August 1998.

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

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements by the Company regarding expectations for earnings, credit quality, other financial and business matters, and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing, other actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, customer deposit disintermediation, changes in customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

     Total assets increased from $139,733 at  December 31, 1998 to $145,114 at
June 30, 1999, an increase of $5,381 (or 4%).   The net loan portfolio increased
from $67,651 at December 31, 1998 to $68,243 at June 30, 1999, an increase of $592 (or 1%). (For purposes of this discussion, loan amounts are referenced net of unearned income/deferred costs and allowance for loan losses.) The increase in the loan portfolio from December 31, 1998 to June 30, 1999 was attributable to an increase in commercial mortgage loans which was offset by decreases in
other loan categories.   The commercial mortgage loan portfolio increased from
$38,728 at December 31, 1998 to $42,020 at June 30, 1999, an increase of $3,292
(or 9%). Demand, time and term loans decreased from $18,046 at December 31, 1998 to $15,916 at June 30, 1999, a decrease of $2,130 (or 12%). Aircraft loans decreased from $2,698 at December 31, 1998 to $2,509 at June 30, 1999, a decrease of $189 (or 7%). Residential mortgage loans decreased from $8,647 at

December 31, 1998 to $8,472 at June 30, 1999, a decrease of  $175 (or 2%).
Installment loans decreased from $662 at December 31, 1998 to $575 at June 30, 1999, a decrease of $87 (or 13%).

Loans

Major classifications of loans at June 30, 1999 and December 31, 1998 were as follows:


                                  June 30, 1999       December 31, 1998
                                  -------------       -----------------

Demand, time and term loans          $15,916             $18,046
Commercial mortgages                  42,020              38,728
Residential mortgages                  8,472               8,647
Aircraft loans                         2,509               2,698
Installment loans                        575                 662
Other loans                              438                 588
                                     -------             -------

Total  loans                          69,930              69,369

Allowance for loan losses             (1,709)             (1,733)
Deferred loan costs, net                  22                  15
                                     -------             -------
Total loans, net                     $68,243             $67,651
                                     =======             =======

Non-Performing Assets and The Allowance for Loan Losses

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


The following table sets forth information with respect to non-performing assets at the dates indicated.

                                      June 30, 1999        December 31, 1998
                                      -------------        -----------------

Loans on nonaccrual status (1):

Real estate loans (2)                         $  748           $ 370
Commercial and industrial loans                  149             154
                                              ------           -----
Total                                            897             524

Accruing loans past due 90 days or more          439             288
                                              ------           -----

Total nonperforming loans                     $1,336           $ 812
                                              ======           =====

Nonperforming loans as a
percentage of total loans                       1.91%           1.17%

(1) Nonaccrual status denotes loans for which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet nonaccrual criteria as established by regulatory authorities. Payments received on nonaccrual loans are applied to the outstanding principal balance until a history of payments has been established and management's assessment of the collectibility of the loan has been made.

(2) Consists of loans collateralized by 1-4 family residential properties, multifamily properties and nonfarm nonresidential properties.

     The following table sets forth changes in the allowance for loan losses for the periods indicated. The allowance is not necessarily indicative of future losses.

                                        Six Months Ended     Three Months Ended
                                            June 30,              June 30,
                                        -----------------     -----------------
                                          1999     1998       1999       1998
                                        --------   ------     ------     ------

Balance at beginning of period          $1,733     $1,529     $1,725     $1,639
Charge-offs                                (27)        (6)       (27)        (6)
Recoveries                                  15         65          6         63
Provision (credit) for loan losses         (12)       172          5         64
                                        ------     ------     ------     ------
   Balance at end of period             $1,709     $1,760     $1,709     $1,760
                                        ======     ======     ======     ======

Securities Portfolio

     Total securities increased from $39,664 at December 31, 1998 to $46,195 at June 30, 1999, an increase of $6,531 (or 16%). The increase in the securities portfolio was primarily due to the influx of deposits and a reduction in the federal funds portfolio.

     The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.


                                        June 30, 1999       December 31, 1998
                                     ------------------  ----------------------
                                              Estimated               Estimated
                                     Amortized   Fair     Amortized    Fair
Held to maturity                       Cost      Value     Cost        Value
----------------                      -------  -------    -------     -------
U.S. Treasury securities              $ 4,007  $ 4,009    $ 5,003     $ 5,049
U.S. Government agency securities      14,189   14,006      4,583       4,620
Mortgage-backed securities              1,161    1,117          -          --
Other                                      75       75         75          75
                                      -------  -------    -------     -------

Total                                 $19,432  $19,207    $ 9,661     $ 9,744
                                      =======  =======    =======     =======

Available-for-sale
------------------
U.S. Treasury securities              $    --  $    --    $   501     $   505

U.S. Government agency securities      27,032   26,763     29,280      29,498
                                      -------  -------    -------     -------

Total                                 $27,032  $26,763    $29,781     $30,003
                                      =======  =======    =======     =======

     Available for sale securities constituted 58% of the securities portfolio as of June 30, 1999, down from 76% at December 31, 1998. Given the size of the portfolio, high liquidity level and limited sales of securities in the past, management has determined (with the approval of the Funds Management Committee) that new purchases may be placed in the held to maturity portfolio. During the six months ended June 30, 1998, $11.8 million of security purchases were classified as held to maturity and $3.5 million of security purchases were classified as available for sale.

     Pledged securities amounted to $2,701 and $5,325 at December 31, 1998 and June 30, 1999, respectively.

Deposits

     Deposits are the primary source of funds for the Company. Deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts, and certificates of deposit (time deposits). Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company's market area. The Company does not accept brokered deposits.

     The following table indicates the composition of deposits at the dates indicated.


                                            June 30, 1999   December 31, 1998
                                            -------------   -----------------

Demand deposits (non-interest bearing)          $ 26,673           $ 25,746
Money market demand and NOW accounts              22,533             18,941
Regular, club and money  market savings           27,273             24,700
Time deposits                                     49,339             52,492
                                                --------           --------

Total                                           $125,818           $121,879
                                                ========           ========

     Total deposits increased from $121,879 at December 31, 1998 to $125,818 at June 30, 1999, an increase of $3,939 (or 3%). Money market demand and NOW accounts increased from $18,941 at December 31, 1998 to $22,533 at June 30, 1999, an increase of $3,592 (or 19%). The increase in money market and demand accounts was primarily related to fluctuations in attorney/trustee accounts. Regular, club and money market savings increased from $24,700 at December 31, 1998 to $27,273 at June 30, 1999, an increase of $2,573 (or 10%). Demand deposits increased from $25,746 at December 31, 1998 to $26,673 at June 30, 1999, an increase of $927 (or 4%). These increases were partially offset by a decrease in time deposits from $52,492 at December 31, 1998 to $49,339 at June 30, 1999, a decrease of $3,153 (or 6%). Certificates of deposit in denominations of $100 or more were $10,490 at December 31, 1998 compared to $10,009 at June 30, 1999, a decrease of $481 (or 5%). Due to the decline in the loan portfolio, the Company has let higher priced certificates of deposit rolloff at maturity.

Liquidity and CapitaL Resources

     At June 30, 1999, total short term investments, which are made up of federal funds sold, available for sale securities and securities maturing in one year or less, totaled $47,591. The liquidity of the Company is measured by the ratio of net cash, short term, and marketable assets to net deposits and short term liabilities. The liquidity ratio at June 30, 1999 was 51.85% due to its large available for sale portfolio and large federal funds position. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     The decrease in net cash provided by operating activities was primarily due to the decrease in net income of $437 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Net income for 1998 included an additional $309 resulting from the resolution of two nonaccrual loans in May 1998. Net cash used in investing activities increased due to increased purchases of held-to-maturity securities. The increase in net cash provided by financing activities primarily resulted from the increase in demand, money market and savings deposits as well as securities sold under repurchase agreements. This was partially offset by the decrease in time deposits. As a result of decreased net income, the increase in purchases of held-to-maturity securities, as well as increased deposits, cash and cash equivalents decreased $2,570 for the first six months of June 1999.

     At June 30, 1999, the Company had outstanding loan commitments under unused lines of credit approximating $10,241 and outstanding letters of credit approximating $219.

     At December 31, 1998 and June 30, 1999, the Company's consolidated leverage capital ratio was equal to 10.95% and 10.88%, respectively. At December 31, 1998 and June 30, 1999, the Company's consolidated Tier 1 risk-based capital ratio was 18.54% and 18.55%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 1998 and June 30, 1999 was 19.80% and 19.81%, respectively. These ratios exceeded the stated minimum regulatory requirements. The Bank's regulatory capital ratios at June 30, 1999 were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis for the Three Months Ended June 30, 1999 Versus June 30,
1998

Net Income.   Net income was  $715 for the three months ended June 30, 1998 compared to $313 for the three months ended June 30, 1999, a decrease of $402 (or 56%). Diluted earnings per share were $0.62 for the three months ended June 30, 1998 and $0.27 for the three months ended June 30, 1999 based on weighted average shares of 1,158,798 and 1,157,030, respectively. Return on average common stockholders' equity (R.O.E) was 20.97% and 8.29% for the three months ended June 30, 1998 and June 30, 1999, respectively. The return on average assets was 2.21% for the three months ended June 30, 1998 and 0.89% for the three months ended June 30, 1999.

     The higher net income for the three months ended June 30, 1998 was principally due to the resolution of two nonperforming loans in May 1998 which resulted in an additional $309 of net income for the quarter (additional pretax loan income of $509 less related income taxes of $200). The decreased net income in the three months ended June 30, 1999 was also due to a decline in size of the loan portfolio as well as lower interest rates on loans, federal funds and the securities portfolio. The effect of the decline in the loan portfolio and lower rates was partially offset by the growth in debt securities. The average yield on interest earning assets decreased 255 basis points for the three months ended June 30, 1999 compared to June 30, 1998 (inclusive of the recovery of interest on nonaccrual loans which totaled $509), while the average rate paid on interest-bearing liabilities decreased 34 basis points. Non-interest expense increased $217 (or 21%) thus contributing further to the decline in net income. The decrease in net interest income and the increase in non-interest expense were partially offset by a reduction in the provision for loan losses, increased non-interest income and a reduction in income taxes.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

     Net interest income was $2,153 for the three months ended June 30, 1998 compared to $1,588 for the three months ended June 30, 1999, a decrease of $565 (or 26%). The majority of this decrease is attributable to the recovery of interest on the two nonperforming loans resolved in the second quarter of 1998.

Interest Income. Average earning assets for the three months ended June 30, 1998 were $121,407 compared to $131,125 for the three months ended June 30, 1999, an increase of $9,718 (or 8%). Total interest income, which is a function of the volume of interest earning assets and their related rates, was $3,057 for the three months ended June 30, 1998 and $2,469 for the three months ended June 30, 1999, representing a decrease of $588 (or 19%).

     Loans represent the largest component of interest earning assets. Average loans outstanding in the three months ended June 30, 1998 were $77,225 compared to $70,936 during the three months ended June 30, 1999, a decrease of $6,289 (or 8%). Decreased loan volume is attributable to loan payoffs and competitive pressures on both rates and terms for various loan types. Interest on loans was $2,356 for the three months ended June 30, 1998 compared to $1,632 for the three months ended June 30,1999, a decrease of $724 (or 44%). The decrease in loan income reflects decreased loan volume in the three months ended June 30, 1999 and, to a greater extent, the resolution of two nonperforming loans which resulted in an additional $509 of pretax loan income in the second quarter of 1998.

     Average investments in debt securities and federal funds sold were $44,182 for the three months ended June 30, 1998 compared to $60,189 for the three months ended June 30, 1999, an increase of $16,007 (or 36%). Related income increased from $701 for the three months ended June 30, 1998 to $837 for the three months ended June 30, 1999, an increase of $136 (or 19%). Average investments in debt securities, not including federal funds, increased by $16,184 (or 54%) during the three months ended June 30, 1999 while average federal funds sold decreased by $177 (or 1%). The increase in income from debt securities primarily was due to the increased volume of debt securities stemming from the decline in the loan portfolio and the growth in deposits, partially offset by a decline in average yield.

Interest Expense. Interest expense was $904 for the three months ended June 30, 1998 compared to $881 for the three months ended June 30, 1999, a 3% decrease. Interest expense is a function of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 1998 were $93,426 compared to $99,886 during the three months ended June 30, 1999, an increase of $6,460 (or 7%). The growth in interest- bearing liabilities was primarily due to the growth in time deposits and money market savings. The increase in interest expense associated with these categories was offset by a decline in rate of interest paid on these funds as well as other deposit products, thus resulting in an overall decline in interest expense for the three months ended June 30, 1999 compared to June 30, 1998.

Provision for Loan Losses. The provision for loan losses is based upon the size of the loan portfolio and management's estimate of probable losses based upon an evaluation of portfolio risk and economic factors. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis with the results presented to the Board of Directors for its approval. The evaluation considers individual borrowers whose aggregate loans are greater than $100, as well as all classified assets. Consideration is also given to several factors including, but not limited to, economic conditions, delinquency, charge off history, growth and composition of the loan portfolio, and other relevant factors. The provision for loan losses was $65 for the three months ended June 30, 1998 and $5 for the three months ended June 30, 1999. As of June 30, 1999, the allowance for loan losses was $1,709 or 2.44% of gross loans, compared to $1,733 or 2.50% of gross loans at December 31, 1998.

     At June 30, 1999, the Company had $1,336 of nonperforming loans, of which $897 were nonaccrual loans and $439 were accruing loans greater than 90 days past due. At December 31, 1998, the Company had $812 of nonperforming loans, of which $524 were nonaccrual loans and $288 were accruing loans greater than 90 days past due.

Non-interest Income. Non-interest income was $190 for the three months ended June 30, 1998 compared to $214 for the three months ended June 30, 1999, an increase of $24 (or 13%). Deposit service charges increased $10 (or 10%) primarily due to increased fees relating to overdrafts. Other non-interest income increased $14 (or 15%) due to the increased volume of service charges and the collection of past due rental income, partially offset by the decline in the volume of late charges on loans.

Non-interest Expense. Total non-interest expenses were $1,046 for the three months ended June 30, 1998 and $1,263 for the three months ended June 30, 1999, an increase of $217 (or 21%).

     A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:


                                   Three Months Ended
                                        June 30,              1999 vs 1998
                                  -------------------    ---------------------
Category                             1999        1998    $ Change     % Change
                                  -------      ------    --------     --------

Salaries and employee benefits    $   591      $  497    $     94           19%
Occupancy                             132         115          17           15
Furniture and equipment               113         107           6            6
Other                                 427         327         100           31
                                  -------      ------    --------
Total non-interest expense        $ 1,263      $1,046    $    217           21%
                                  =======      ======    ========           ==

     In the three months ended June 30, 1999, the increase in salaries and employee benefits resulted from the addition of six employees, salary increases and increased cost of benefits. On May 17, 1999, the Bank opened its fifth branch in Norwalk, Connecticut. The increase in occupancy expense resulted from additional rent expense, occupancy and depreciation associated with the new branch. The increase in other non-interest expense during the three months ended June 30, 1999 primarily resulted from increased advertising expense as well as additional accounting, legal, printing and miscellaneous expense associated with the establishment of the bank holding company.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income):


                                Three Months Ended
                                     June 30,
                                ------------------
Category                           1999        1998
                                   ----        ----
Salaries and employee benefits    22.03%      15.31%
Occupancy                          4.92        3.54
Furniture and equipment            4.21        3.30
Other                             15.91       10.06
                                  -----       -----
Total non-interest expense        47.07%      32.21%
                                  =====       =====

Income Taxes. The provision for income taxes decreased from $517 for the three months ended June 30, 1998 to $221 for the three months ended June 30, 1999, a decrease of $296 (or 57%). The decrease in income taxes was principally due to the decrease in pretax income.

Comparative Analysis for the Six months ended June 30, 1999 versus June 30, 1998

Net Income. Net income was $1,072 for the six months ended June 30, 1998 compared to $635 for the six months ended June 30, 1999, a decrease of $437 (or 41%). Diluted earnings per share were $0.93 for the six months ended June 30, 1998 and $0.54 for the six months ended June 30, 1999 based on weighted average shares of 1,155,703 and 1,167,550, respectively. Return on average common stockholders' equity (R.O.E) was 15.74% and 8.49% for the six months ended June 30, 1998 and June 30, 1999, respectively. The return on average assets was 1.70% and 0.92% for the six months ended June 30, 1998 and 1999, respectively.

     The higher net income for the six months ended June 30, 1998 was principally due to the resolution of two nonperforming loans in May 1998 which resulted in an additional $309 of net income for the six months ended June 30, 1998 (additional pretax loan income of $509 less related income taxes of $200). The decreased net income in the six months ended June 30, 1999 was also due to a decline in size of the loan portfolio as well as lower interest rates on loans, federal funds and the securities portfolio. The effect of the decline in the loan portfolio and lower rates was partially offset by the growth in debt securities and federal funds sold. The average yield on interest earning assets decreased 181 basis points for the six months ended June 30, 1999 compared to June 30, 1998 (inclusive of the recovery of nonaccrual interest totaling $509), while the average rate paid on interest-bearing liabilities increased 30 basis points. Non-interest expense increased $329 (or 16%) thus contributing further to the decline in net income. The decrease in net interest income and the increase in non-interest expense were partially offset by a reduction in the provision for loan losses, increased non-interest income and a reduction in income taxes.

Net Interest Income. Net interest income was $3,691 for the six months ended June 30, 1998 compared to $3,060 for the six months ended June 30, 1999, a decrease of $631 (or 17%). The majority of this decrease is attributable to the recovery of interest on the two nonperforming loans resolved in the second quarter of 1998.

Interest Income. Average earning assets for the six months ended June 30, 1998 were $118,450 compared to $130,262 for the six months ended June 30, 1999, an increase of $11,812 (or 10%). Total interest income was $5,463 in the six months ended June 30, 1998 and $4,838 in the six months ended June 30, 1999, representing a decrease of $625 (or 11%). The decrease in interest income reflects reduced loan volume, lower interest rates on earning assets and, to a greater extent, the resolution of two nonperforming loans which resulted in an additional $509 of pretax loan income in May 1998. The decrease in loan income was partially offset by increased debt securities and federal funds volume.

     Loans represent the largest component of interest earning assets. Average loans outstanding in the six months ended June 30, 1998 were $77,939 compared to $70,646 in the six months ended June 30, 1999, a decrease of $7,293 (or 9%). Interest on loans was $4,175 for the six months ended June 30, 1998 compared to $3,170 for the six months ended June 30, 1999, a decrease of $1,005 (or 24%). The average yield for the loan portfolio decreased to 9.05% for the six months ended June 30, 1999 compared to 10.80% for the six months ended June 30, 1998. The decrease in loan income was due to the resolution of two nonperforming loans which resulted in an additional $509 of pretax loan income in May 1998, as well as reduced loan volume.

     Average investments in debt securities and federal funds sold were $40,511 for the six months ended June 30, 1998 compared to $59,616 for the six months ended June 30, 1999, an increase of $19,105 (or 47%). Related income increased from $1,288 for the six months ended June 30, 1998 to $1,668 for the six months ended June 30, 1999, an increase of $380 (or 30%). The increased income primarily resulted from the increased volume of debt securities and federal funds sold, partially offset by a decline in average yield. Average investments in debt securities, not including federal funds, increased by $14,141 (or 49%) in the six months ended June 30, 1999 and average federal funds sold increased by $4,964 (or 43%).

Interest Expense. Interest expense was $1,772 for the six months ended June 30, 1998 compared to $1,778 for the six months ended June 30, 1999. Average interest-bearing liabilities for the six months ended June 30, 1998 were $91,374 compared to $99,209 for the six months ended June 30, 1999, an increase of $7,835 (or 9%). The decline in interest-bearing liabilities was primarily due to the decline in certificates of deposit.

Provision for Loan Losses. The provision (credit) for loan losses was $172 for the six months ended June 30, 1998 and ($12) for the six months ended June 30, 1999. As of June 30, 1999, the allowance for loan losses was $1,709 or 2.44% of gross loans, compared to $1,733 or 2.50% of gross loans at December 31, 1998.

Non-interest Income. Non-interest income was $352 for the six months ended June 30, 1998 compared to $386 for the six months ended June 30, 1999, an increase of $34 (or 10%). Deposit service charges increased $33 (or 17%) primarily due to increased fees relating to overdrafts.

Non-interest Expense. Total non-interest expenses were $2,048 for the six months ended June 30, 1998 and $2,377 for the six months ended June 30, 1999, an increase of $329 (or 16%).

A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:


                                  Six Months Ended
                                       June 30,             1999 vs 1998
                                 -----------------     -----------------------
Category                           1999      1998      $ Change       % Change
                                 ------      ----      --------      ---------
Salaries and employee benefits   $1,156    $  988         $168           17%
Occupancy                           252       231           21            9
Furniture and equipment             221       204           17            8
Other                               748       625          123           20
                                 ------    ------         ----
Total non-interest expense       $2,377    $2,048         $329           16%
                                 ======    ======         ====           ==

     In the six months ended June 30, 1999, the increase in salaries and employee benefits resulted from the addition of six employees, salary increases and increased cost of benefits. On May 17, 1999, the Bank opened its fifth branch in Norwalk, Connecticut. Increased furniture and equipment expense for the six months ended June 30, 1999 primarily resulted from additional depreciation from equipment purchases and the increased cost of service contracts. The increase in occupancy expense resulted from additional rent expense, occupancy and depreciation associated with the new branch. The increase in other non-interest expense resulted from increased advertising expense as well as additional accounting, legal, printing and miscellaneous expense associated with the establishment of the bank holding company.

The following table summarizes dollar amounts for each category as a percentage of total operating income:

                                  Six Months Ended
                                      June 30,
                                  ----------------
Category                           1999       1998
                                  -----     ------
Salaries and employee benefits    22.13%     16.99%
Occupancy                          4.82       3.97
Furniture and equipment            4.23       3.51
Other                             14.32      10.75
                                  -----      -----
Total non-interest expense        45.50%     35.22%
                                  =====      =====

Income Taxes. The provision for income taxes decreased from $751 in six months ended June 30, 1998 to $446 in the six months ended June 30, 1999, a decrease of $305 (or 41%). The decrease in income taxes was principally due to the decrease in pre-tax income.

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

     Management has initiated a Company-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council, to prepare the Company's computer systems and software applications for the Year 2000. The program includes the following phases (current status is indicated for each phase):

     * Identification (Completed)
     * Assessment (Completed)
     * Remediation (Completed)
     * Testing (Continuing)
     * Contingency Planning (Continuing)

     The Company has tested its mission critical applications, which are those comprising its "core" data processing system for loans, deposits and the general ledger maintained by a third-party vendor. Testing of these applications was completed by December 31, 1998. The overall testing of mission critical applications is now complete. Additional testing of non-mission critical applications is continuing.

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

     The Company estimates that its total Year 2000 project costs, including costs charged to expense, will not exceed $100. As of June 30, 1999, the Company had incurred $56 in costs relating to Year 2000, the majority of which are hardware and software related. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                          PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Shareholders of the Bancorp was held on May 19, 1999. At the annual meeting, the shareholders elected Joseph S. Field, Jr., J. James Gordon and Courtney A. Nelthropp to the Board of Directors of the Bancorp. There were 918,361 votes for and 18,165 votes withheld for Mr. Field, 918,361 votes for and 18,165 votes withheld for Mr. Gordon and 918,361 votes for and 18,165 votes withheld for Mr. Nelthropp. All three were elected for terms which expire at the 2002 Annual Meeting of Shareholders. In addition, Stanley A. Levine, Ronald C. Miller, Martin Price, Patrick Tisano and Dr. Joseph Waxberg are currently serving terms on the Board of Directors which expire at the 2000 Annual Meeting of Shareholders and James P. Jakubek, Joseph A. Maida, Melvin L. Maisel and Norman H. Reader are currently serving terms which expire at the 2001 Annual Meeting of Shareholders.

     The shareholders also approved an amendment to the Bancorp's Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 5,000,000 shares. There were 801,571 votes for, 132,331 votes against, 2,616 abstaining and 8 broker non-votes with respect to such approval. Finally, the shareholders ratified the appointment by the Board of Directors of KPMG LLP as the Bancorp's independent auditors for the fiscal year ending December 31, 1999. There were 916,395 votes for, 18,614 votes against and 1,517 abstentions with respect to such ratification.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) Exhibits:

         Exhibit No.               Description
         -----------               -----------
         3.1                       Certificate of Amendment to Certificate of
                                   Incorporation (filed herewith)

         27.1                      Financial Data Schedule (filed herewith)

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                 (Registrant)



DATE: August 5, 1999                /s/ Norman H. Reader
     -----------------------        --------------------------------------------
                                     Norman H. Reader
                                     President and Chief Executive Officer

DATE: August 5, 1999                /s/ Leigh A. Hardisty
      ----------------------        --------------------------------------------
                                     Leigh A. Hardisty
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.              Description

3.1                      Certificate of Amendment to Certificate of
                         Incorporation (1)

27.1                     Financial Data Schedule (1)

(1) Filed herewith