Form 10QSB
period 1999-09-30
CORNERSTONE BANCORP INC
filed 1999-11-12
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT of 1934
               For the transition period from         to

                        Commission file number: 0-25465

                          CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              CONNECTICUT                              06-1524044
    --------------------------------      ------------------------------------
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
Yes  X   No
   -----   -----

The number of shares outstanding of the issuer's common stock as of October 31, 1999 was 1,129,451.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                               TABLE OF CONTENTS

                         PART I - Financial Information

 Item 1.  Financial Statements (Unaudited)
 -----------------------------
                                                                            PAGE
                                                                            ----
          Consolidated Statements of Condition
          September 30, 1999, December 31, 1998 and September 30, 1998...      1

          Consolidated Statements of Income
          Three Months Ended September 30, 1999 and September 30, 1998...      2

          Consolidated Statements of Income
          Nine Months Ended September 30, 1999 and September 30, 1998....      3

          Consolidated Statements of Changes in Stockholders' Equity
          Nine Months Ended September 30, 1999 and September 30, 1998....      4

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999 and September 30, 1998....      5

          Notes to Consolidated Financial Statements.....................  6 - 7

Item 2.   Management's Discussion and Analysis
----------------------------------------------
          of Financial Condition and Results of Operations............... 7 - 17
          ------------------------------------------------

                          PART II - Other Information

Item 1. Legal Proceedings................................................   None
-------------------------

Item 2. Changes in Securities and Use of Proceeds........................   None
-------------------------------------------------

Item 3. Defaults upon Senior Securities..................................   None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders..............   None
-----------------------------------------------------------

Item 5. Other Information................................................   None
-------------------------

Item 6. Exhibits and Reports on Form 8-K.................................     17
----------------------------------------

Signatures...............................................................     18
----------

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)
                                  (unaudited)

                                        September 30,   December 31,   September 30,
Assets                                     1999            1998            1998
                                        -------------   ------------   -------------
Cash and due from banks                    $  6,006         $  4,768    $  4,272
Federal funds sold                           14,363           22,544      21,595
                                           --------         --------    --------
  Cash and cash equivalents                  20,369           27,312      25,867
Available for sale securities, at
 fair value                                  26,010           30,003      24,934
Held to maturity securities (fair
 value of $18,050 at September 30,
 1999, $9,744 at December 31, 1998
 and $8,741  at September 30, 1998)          18,360            9,661       8,596
Loans, net of allowance for loan
 losses of $1,728 at  September 30,
 1999, $1,733 at December 31, 1998
 and $1,733 at September 30, 1998)           73,240           67,651      68,631
Bank premises and equipment, net              2,953            2,815       2,882
Accrued interest receivable                   1,076              970         981
Other assets                                  1,759            1,321       1,390
                                           --------         --------    --------

Total assets                               $143,767         $139,733    $133,281
                                           ========         ========    ========

Liabilities And Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)            $ 24,997         $ 25,746    $ 24,470
  Money market demand and NOW                23,271           18,941      15,787
  Regular, club and money market
   savings                                   29,307           24,700      26,354
  Time                                       46,144           52,492      49,515
                                           --------         --------    --------
    Total deposits                          123,719          121,879     116,126

Securities sold under repurchase
 agreements                                   3,720            2,198       1,576
Accrued interest payable                        128              166         157
Other liabilities                               869              500         686
                                           --------         --------    --------
     Total liabilities                      128,436          124,743     118,545
                                           --------         --------    --------

Stockholders' equity:
Common stock, par value $0.01 per
 share; authorized 5,000,000 shares;
 issued and outstanding 1,126,680
 shares at September 30, 1999,
 1,119,336 shares at December 31,
 1998 and 1,117,613 shares at
 September 30, 1998                              11               11          11
Additional paid-in capital                   11,474           11,351      11,317
Retained earnings                             4,102            3,497       3,154
Accumulated other comprehensive
 (loss) income, net of taxes of $179
 at September 30, 1999, $91 at
 December 31, 1998 and $178 at
 September 30, 1998                            (256)             131         254
                                           --------         --------    --------
  Total stockholders' equity                 15,331           14,990      14,736
                                           --------         --------    --------

Total liabilities and stockholders'
 equity                                    $143,767         $139,733    $133,281
                                           ========         ========    ========

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                      --------------------------
                                                           1999          1998
                                                           ----          ----
Interest income:
  Loans                                                  $    1,641   $    1,759
  Securities                                                    661          557
  Federal funds sold
                                                                229          244
    Total interest income                                ----------   ----------
                                                              2,531        2,560
                                                         ----------   ----------
Interest expense:
  Deposits                                                      862          918
  Other                                                          19           15
                                                         ----------   ----------
    Total interest expense                                      881          933
                                                         ----------   ----------
Net interest income                                           1,650        1,627

Provision (credit) for loan losses                              (11)          73
                                                         ----------   ----------

Net interest income after provision (credit) for
 loan losses                                                  1,661        1,554
                                                         ----------   ----------

Non-interest income:
 Deposit service charges                                        118          105
 Other                                                           60           79
                                                         ----------   ----------
   Total non-interest income                                    178          184
                                                         ----------   ----------

Non-interest expense:
   Salaries and employee benefits                               605          525
   Occupancy                                                    140          116
   Furniture and equipment                                      116          104
   Data processing                                               84           84
   Professional fees                                             60           98
   Other                                                        221          142
                                                         ----------   ----------
   Total non-interest expense                                 1,226        1,069
                                                         ----------   ----------

Income before income tax expense                                613          669
Income tax expense                                              239          276
                                                         ----------   ----------

Net income                                               $      374   $      393
                                                         ==========   ==========

Earnings per common share:
     Basic                                               $     0.33   $     0.35
     Diluted                                                   0.32         0.33

Weighted average common shares:
    Basic                                                 1,126,618    1,117,581
    Diluted                                               1,150,593    1,173,713

See accompanying notes to consolidated financial  statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                          Nine Months Ended
                                                            September  30,
                                                          -----------------
                                                        1999           1998
                                                        ----           ----
Interest income:
  Loans                                              $    4,812       $    5,934
  Securities                                              1,949            1,534
  Federal funds sold                                        608              556
    Total interest income                            ----------       ----------
                                                          7,369            8,024
                                                     ----------       ----------
Interest expense:
  Deposits                                                2,603            2,656
  Other                                                      56               49
                                                     ----------       ----------
    Total interest expense                                2,659            2,705
                                                     ----------       ----------
Net interest income                                       4,710            5,319

Provision (credit) for loan losses                          (23)             246
                                                     ----------       ----------

Net interest income after provision (credit) for
 loan losses                                              4,733            5,073
                                                     ----------       ----------

Non-interest income:
 Deposit service charges                                    342              297
 Other                                                      222              239
                                                     ----------       ----------
   Total non-interest income                                564              536
                                                     ----------       ----------

Non-interest expense:
   Salaries and employee benefits                         1,761            1,513
   Occupancy                                                392              347
   Furniture and equipment                                  338              309
   Data processing                                          262              263
   Professional fees                                        240              223
   Other                                                    610              462
                                                     ----------       ----------
   Total non-interest expense                             3,603            3,117
                                                     ----------       ----------

Income before income tax expense                          1,694            2,492
Income tax expense                                          685            1,027
                                                     ----------       ----------

Net income                                           $    1,009       $    1,465
                                                     ==========       ==========

Earnings per common share:
     Basic                                           $     0.90       $     1.31
     Diluted                                               0.87             1.25

Weighted average common shares:
    Basic                                             1,124,532        1,116,308
    Diluted                                           1,161,956        1,170,409

See accompanying notes to consolidated financial  statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1999 AND 1998
                                 (In thousands)
                                  (unaudited)


                                                                        Accumulated
                                                Additional                 Other           Total
                                        Common   Paid-in    Retained   Comprehensive   Stockholders'
                                        Stock    Capital    Earnings   (Loss) Income       Equity
                                        ------  ----------  ---------  --------------  --------------
BALANCE, JANUARY 1, 1998                   $10     $ 9,050   $ 4,164           $  86         $13,310
Comprehensive income:
Net income                                                     1,465                           1,465
Change in net unrealized gain on
  available for sale securities,
    net of taxes                                                                 168             168
                                                                                       -------------
        Total comprehensive income                                                             1,633

Cash dividends                                                  (290)                           (290)
Stock dividend                               1       2,184    (2,185)                             --
Shares issued in connection with:
  Directors Compensation Plan                            6                                         6
  Dividend Reinvestment Plan                            73                                        73
  Stock Option Plan                                      4                                         4
                                           ---     -------  --------   -------------   -------------

BALANCE, SEPTEMBER 30, 1998                $11     $11,317   $ 3,154           $ 254         $14,736
                                           ===     =======  ========   =============   =============

BALANCE, JANUARY 1, 1999                   $11     $11,351   $ 3,497           $ 131         $14,990
Comprehensive income:
Net income                                                     1,009                           1,009
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                (387)           (387)
                                                                                       -------------
        Total comprehensive income                                                               622

Cash dividends                                                  (404)                           (404)
Shares issued in connection with:
  Directors Compensation Plan                            5                                         5
  Dividend Reinvestment Plan                           118                                       118
                                           ---     -------  --------   -------------   -------------

BALANCE, SEPTEMBER 30, 1999                $11     $11,474   $ 4,102           $(256)        $15,331
                                           ===     =======  ========   =============   =============

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)
                                  (unaudited)



                                                        Nine Months Ended
                                                          September 30,
                                                    ------------------------
Operating activities:                               1999                1998
                                                    ----                ----
Net income                                        $  1,009            $  1,465
Adjustments to reconcile net income
to net cash provided by operating
 activities:
 Provision (credit) for loan losses                    (23)                246
 Depreciation and amortization                         299                 291
 Common stock issued under compensation
  agreements                                             5                   6
 Increase in accrued interest
  receivable                                          (106)               (131)
 Increase in deferred loan costs                       (18)                 (2)
 (Increase) decrease in other assets                  (168)                 28
 Decrease in accrued interest payable                  (38)                (24)
 Increase in other liabilities                         369                 183
                                                  --------            --------
        Net cash provided by operating
         activities                                  1,329               2,062
                                                  --------            --------

Investing activities:
 Proceeds from maturities of
  available-for-sale securities                      7,249              10,593
 Proceeds from maturities of
  held-to-maturity securities                        3,060                 491
 Purchases of available-for-sale
  securities                                        (3,919)            (12,637)
 Purchases of held-to-maturity
  securities                                       (11,788)             (4,543)
 Net (disbursements) receipts for loan
  repayments and originations                       (5,548)              8,554
 Purchases of bank premises and equipment             (402)               (170)
                                                  --------            --------
        Net cash (used in) provided by
         investing activities                      (11,348)              2,288
                                                  --------            --------

Financing activities:
 Net increase in demand, money market
  and savings deposits                               8,188               3,567
 Net (decrease) increase in time
  deposits                                          (6,348)              3,655
 Net increase (decrease) in securities
  sold under repurchase agreements                   1,522                (934)
 Proceeds from issuance of common stock                118                  77
 Dividends paid on common stock                       (404)               (290)
                                                  --------            --------
        Net cash provided by financing
         activities                                  3,076               6,075
                                                  --------            --------
(Decrease) increase in cash and cash
 equivalents                                        (6,943)             10,425

Cash and cash equivalents - beginning of
 period                                             27,312              15,442
                                                  --------            --------

Cash and cash equivalents - end of period         $ 20,369            $ 25,867
                                                  ========            ========

Supplemental information:
    Interest paid                                 $  2,697            $  2,729
    Income taxes paid                                  715                 895
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

     The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

     For the three and nine month periods ended September 30, 1999 and 1998, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of these periods.

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

FINANCIAL CONDITION

     Total assets increased from $139,733 at  December 31, 1998 to $143,767 at
September 30, 1999, an increase of $4,034 (or 3%).   The net loan portfolio
increased from $67,651 at December 31, 1998 to $73,240 at September 30, 1999, an increase of $5,589 (or 8%). (For purposes of this discussion, loan amounts are referenced net of unearned income/deferred costs and allowance for loan losses.) Loan growth is primarily attributable to the Bank's entrance into the Norwalk market. The increase in the loan portfolio from December 31, 1998 to September 30, 1999 represents an increase in commercial mortgage loans, partially offset
by decreases in other loan categories.   The commercial mortgage loan portfolio
increased from $38,728 at December 31, 1998 to $46,489 at September 30, 1999, an increase of $7,761 (or 20%). Residential mortgage loans increased from $8,647 at December 31, 1998 to $8,849 at September 30, 1999, an increase of $202 (or 2%). Demand, time and term loans decreased from

$18,046 at December 31, 1998 to $15,965 at September 30, 1999, a decrease of $2,081 (or 12%). Aircraft loans decreased from $2,698 at December 31, 1998 to $2,569 at September 30, 1999, a decrease of $129 (or 5%). Other loans decreased from $588 at December 31, 1998 to $470 at September 30, 1999, a decrease of $118 (or 20%). Installment loans decreased from $662 at December 31, 1998 to $593 at September 30, 1999, a decrease of $69 (or 10%).

Loans

Major classifications of loans at September 30, 1999 and December 31, 1998 were as follows:

                               September 30, 1999   December 31, 1998
                               -------------------  ------------------

Demand, time and term loans          $15,965             $18,046
Commercial mortgages                  46,489              38,728
Residential mortgages                  8,849               8,647
Aircraft loans                         2,569               2,698
Installment loans                        593                 662
Other loans                              470                 588
                                     -------             -------

Total  loans                          74,935              69,369
Allowance for loan losses             (1,728)             (1,733)
Deferred loan costs, net                  33                  15
                                     -------             -------
Total loans, net                     $73,240             $67,651
                                     =======             =======

Non-performing Assets and the Allowance for Loan Losses

Loans are classified as nonaccrual when, in the opinion of management, collectibility of interest or principal becomes uncertain. Generally, loans are placed on nonaccrual status when principal or interest is past due for a period of 90 days, or for a lesser period if circumstances indicate collection of interest or principal is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest income. Payments received on nonaccrual loans are applied to the outstanding principal balance until a history of payments has been established and management has reassessed collectibility of the loan. A nonaccrual loan is restored to accrual status only when sustained performance has been demonstrated and prospects for future payments of interest and principal are no longer in doubt.

The following table sets forth information with respect to non-performing assets at the dates indicated.

                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------
Loans on nonaccrual status:

Commercial and residential real
  estate loans                                   $1,119              $ 370
Commercial and industrial loans                     163                154
                                                 ------              -----
Total                                             1,282                524

Accruing loans past due 90 days or more              82                288
                                                 ------              -----

Total nonperforming loans                        $1,364              $ 812
                                                 ======              =====

Nonperforming loans as a
percentage of total loans                          1.82%              1.17%

     The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                   Nine Months Ended       Three Months Ended
                                      September 30,           September 30,
                                   -----------------       ------------------
                                   1999          1998       1999        1998
                                   ----          ----       ----        ----

Balance at beginning of
 period                          $1,733        $1,529     $1,709      $1,760
Charge-offs                         (27)         (111)        --        (105)
Recoveries                           45            69         30           5
Provision (credit) for
 loan losses                        (23)          246        (11)         73
                                 ------        ------     ------      ------
Balance at end of period         $1,728        $1,733     $1,728      $1,733
                                 ======        ======     ======      ======

Securities Portfolio

    Total securities increased from $39,664 at December 31, 1998 to $44,370 at September 30, 1999, an increase of $4,706 (or 12%). The increase in the securities portfolio was primarily due to the influx of deposits and a reduction in the federal funds portfolio.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.


                              September 30, 1999       December 31, 1998
                             ---------------------   ----------------------
                                        Estimated                 Estimated
                             Amortized    Fair       Amortized      Fair
Held to maturity               Cost       Value        Cost         Value
-----------------            ---------  ---------    ---------    ---------
U.S. Treasury securities       $ 3,504    $ 3,506     $ 5,003      $ 5,049
U.S. Government agency
 securities                     13,681     13,405       4,583        4,620
Mortgage-backed securities       1,100      1,064          --           --
Other                               75         75          75           75
                               -------    -------     -------      -------

Total                          $18,360    $18,050     $ 9,661      $ 9,744
                               =======    =======     =======      =======

Available-for-sale
------------------
U.S. Treasury securities       $    --    $    --     $   501      $   505
U.S. Government agency
 securities                     26,026     25,591      29,280       29,498
Equity securities                  419        419          --           --
                               -------    -------     -------      -------

 Total                        $ 26,445    $26,010     $29,781      $30,003
                              ========    =======     =======      =======

     Available for sale securities constituted 59% of the securities portfolio as of September 30, 1999, down from 76% at December 31, 1998. Given the size of the portfolio, high liquidity level and limited sales of securities in the past, management has determined (with the approval of the Funds Management Committee) that new purchases may be placed in the held to maturity portfolio. During the nine months ended September 30, 1999, $11.8 million of security purchases were classified as held to maturity and $3.9 million of security purchases were classified as available for sale.

     Pledged securities amounted to $2,701 and $6,183 at December 31, 1998 and September 30, 1999, respectively.

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

     The following table indicates the composition of deposits at the dates indicated.

                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------

Demand deposits (non-interest bearing)          $ 24,997           $ 25,746
Money market demand and NOW accounts              23,271             18,941
Regular, club and money  market savings           29,307             24,700
Time deposits                                     46,144             52,492
                                                --------           --------

Total                                           $123,719           $121,879
                                                ========           ========

     Total deposits increased from $121,879 at December 31, 1998 to $123,719 at September 30, 1999, an increase of $1,840 (or 2%). Regular, club and money market savings increased from $24,700 at December 31, 1998 to $29,307 at September 30, 1999, an increase of $4,607 (or 19%). The increase in regular, club and money market savings was primarily related to a few large deposits made during the quarter ended September 30, 1999. Money market demand and NOW accounts increased from $18,941 at December 31, 1998 to $23,271 at September 30, 1999, an increase of $4,330 (or 23%). The increase in money market and NOW accounts was primarily related to fluctuations in attorney/trustee accounts. These increases were partially offset by a decrease in time deposits from $52,492 at December 31, 1998 to $46,144 at September 30, 1999, a decrease of $6,348 (or 12%). Certificates of deposit in denominations of $100 or more were $10,490 at December 31, 1998 compared to $9,335 at September 30, 1999, a decrease of $1,155 (or 11%). As strategically planned, in 1999 the Company has let higher priced certificates of deposit rolloff at maturity, while focusing on increasing lower cost interest-bearing deposits. Demand deposits decreased from $25,746 at December 31, 1998 to $24,997 at September 30, 1999, a decrease of $749 (or 3%).

Liquidity and Capital Resources

     At September 30, 1999, total short term investments, which are made up of federal funds sold, available for sale securities and securities maturing in one year or less, totaled $43,877. The liquidity of the Company is measured by the ratio of net cash, short term, and marketable assets to net deposits and short term liabilities. The liquidity ratio at September 30, 1999 was 46.80% due to the large available for sale portfolio and large federal funds position. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     The decrease in net cash provided by operating activities was primarily due to the decrease in net income of $456 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 as well as a reduction in the provision for loan losses of $269. Net income for 1998 included an additional $309 resulting from the resolution of two nonaccrual loans in May 1998. Net cash used in investing activities increased primarily due to increases in purchases of held-to-maturity securities and net disbursements for loan originations. The decrease in net cash provided by financing activities primarily resulted from lower net deposit inflows, partially offset by an increase in securities sold under repurchase agreements. Cash and cash equivalents decreased $6,943 for the nine months ended September 30, 1999.

     At September 30, 1999, the Company had outstanding loan commitments under unused lines of credit approximating $9,981 and outstanding letters of credit approximating $189.

       At December 31, 1998 and September 30, 1999, the Company's consolidated leverage capital ratio was equal to 10.95% and 10.62%, respectively. At December 31, 1998 and September 30, 1999, the Company's consolidated Tier 1 risk-based capital ratio was 18.54% and 18.51%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 1998 and September 30, 1999 was 19.80% and 19.77%, respectively. These ratios exceeded the stated minimum regulatory requirements. The Bank's regulatory capital ratios at September 30, 1999 were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended September 30, 1999 versus September 30, 1998

Net Income. Net income was $393 for the three months ended September 30, 1998 compared to $374 for the three months ended September 30, 1999, a decrease of $19 (or 5%). Diluted earnings per share were $0.33 for the three months ended September 30, 1998 and $0.32 for the three months ended September 30, 1999 based on weighted average shares of 1,173,713 and 1,150,593, respectively. The annualized return on average common stockholders' equity (R.O.E) was 10.77% and 9.73% for the three months ended September 30, 1998 and September 30, 1999, respectively. The annualized return on average assets was 1.17% for the three months ended September 30, 1998 and 1.01% for the three months ended September 30, 1999.

     Lower net income for the three months ended September 30, 1999 was principally due to increased non-interest expense, partially offset by a reduction in the provision for loan losses, reduced income taxes and an increase in net interest income.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

     Net interest income was $1,627 for the three months ended September 30, 1998 compared to $1,650 for the three months ended September 30, 1999, an increase of $23 (or 1%). Lower average yields on loans, federal funds and the securities portfolio were offset by the increased volume in the securities portfolio and reduced interest expense on interest-bearing liabilities. The average yield on interest-earning assets decreased 81 basis points for the three months ended September 30, 1999 compared to September 30, 1998, while the average rate paid on interest-bearing liabilities decreased 60 basis points. The resulting 21 basis point decrease in the net interest rate spread was partially offset by an increase in average earning assets.

Interest Income. Average earning assets for the three months ended September 30, 1998 were $124,822 compared to $136,972 for the three months ended September 30, 1999, an increase of $12,150(or 10%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,560 for the three months ended September 30, 1998 and $2,531 for the three months ended September 30, 1999, representing a decrease of $29 (or 1%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended September 30, 1998 were $72,899 compared to $73,701 during the three months ended September 30, 1999, an increase of $802 (or 1%). Interest on loans was $1,759 for the three months ended September 30, 1998 compared to $1,641 for the three months ended September 30,1999, a decrease of $118 (or 7%). The decrease in loan income primarily reflects the decrease in the average yield on loans of 74 basis points for the three months ended September 30, 1999 compared to September 30, 1998.

     Average investments in debt securities, federal funds sold and equity securities were $51,923 for the three months ended September 30, 1998 compared to $63,271 for the three months ended September 30, 1999, an increase of $11,348 (or 22%). Related income increased from $801 for the three months ended September 30, 1998 to $890 for the three months ended September 30, 1999, an increase of $89 (or 11%). Average investments in debt and equity securities, not including federal funds, increased by $10,974 (or 32%) during the three months ended September 30, 1999 while average federal funds sold increased by $374 (or 2%). The increase in income from securities primarily was due to the increased volume of debt securities, partially offset by a decline in average yield.

Interest Expense. Interest expense was $933 for the three months ended September 30, 1998 compared to $881 for the three months ended September 30, 1999, a 6% decrease. Interest expense is a function of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 1998 were $94,505 compared to $105,217 during the three months ended September 30, 1999, an increase of $10,712 (or 11%). The growth in interest-bearing liabilities was primarily due to the growth in NOW accounts. The increase in interest-bearing liabilities was more than offset by a decline in the average interest rate paid on deposit products, thus resulting in an overall decline in interest expense for the three months ended September 30, 1999 compared to September 30, 1998.

Provision for Loan Losses. The provision for loan losses is based upon the size of the loan portfolio and management's estimate of probable losses based upon an evaluation of portfolio risk and economic factors. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis with the results presented to the Board of Directors for its approval. The evaluation considers individual borrowers whose aggregate loans are greater than $100, as well as all classified assets. Consideration is also given to several factors including, but not limited to, economic conditions, delinquency, charge-off history, growth and composition of the loan portfolio, and other relevant factors. The provision (credit) for loan losses was $73 for the three months ended September 30, 1998 and ($11) for the three months ended September 30, 1999 reflecting, in part, the $30 in net recoveries in the 1999 period compared to the $101 in net charge-offs in the 1998 period. As of September 30, 1999, the allowance for loan losses was $1,728 or 2.31% of gross loans, compared to $1,733 or 2.50% of gross loans at December 31, 1998.

     At September 30, 1999, the Company had $1,364 of nonperforming loans, of which $1,282 were nonaccrual loans and $82 were accruing loans greater than 90 days past due. At December 31, 1998, the Company had $812 of nonperforming loans, of which $524 were nonaccrual loans and $288 were accruing loans greater than 90 days past due. Two loans totaling $435 were placed on nonaccrual status during the quarter ended September 30, 1999. Both loans are secured by collateral valued in excess of principal.

Non-interest Income. Non-interest income was $184 for the three months ended September 30, 1998 compared to $178 for the three months ended September 30, 1999, a decrease of $6 (or 3%). Deposit service charges increased $13 (or 12%) primarily due to increased fees relating to overdrafts. Other non-interest income decreased $19 (or 24%) due to the decline in the volume of service charges on loans.

Non-interest Expense. Total non-interest expenses were $1,069 for the three months ended September 30, 1998 and $1,226 for the three months ended September 30, 1999, an increase of $157 (or 15%).

     A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:

                                  Three Months Ended
                                     September 30,          1999 vs 1998
                                  ------------------    --------------------
Category                           1999       1998      $ Change    % Change
                                  -------    ------     ---------   --------

Salaries and employee benefits     $  605    $  525         $ 80         15%
Occupancy                             140       116           24         21
Furniture and equipment               116       104           12         12
Other categories                      365       324           41         13
                                   ------    ------         ----
Total non-interest expense         $1,226    $1,069         $157         15%
                                   ======    ======         ====         ==

     The increase in salaries and employee benefits resulted from the addition of six employees, salary increases and increased cost of benefits. On May 17, 1999, the Bank opened its fifth branch which is located in Norwalk, Connecticut. The increase in occupancy expense primarily resulted from additional rent expense. The increase in furniture and equipment expense primarily resulted from increased depreciation expense associated with the new branch as well as increased equipment service contract related expenses . The increase in other non-interest expense categories primarily resulted from increased advertising and donations expense which was partially offset by a reduction in legal and miscellaneous external fees associated with the Bank's distribution of a 10% stock dividend in August 1998.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income):

                                  Three Months Ended
                                      September 30,
                                  ----------------------
Category                           1999            1998
                                  ------          ------

Salaries and employee benefits    22.33%          19.13%
Occupancy                          5.17            4.23
Furniture and equipment            4.28            3.79
Other categories                  13.48           11.81
                                  -----           -----
Total non-interest expense        45.26%          38.96%
                                  =====           =====

Income Taxes. The provision for income taxes decreased from $276 for the three months ended September 30, 1998 to $239 for the three months ended September 30, 1999, a decrease of $37 (or 13%). The decrease in income taxes was principally due to the decrease in pre-tax income.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 1999 versus September 30, 1998

Net Income. Net income was $1,465 for the nine months ended September 30, 1998 compared to $1,009 for the nine months ended September 30, 1999, a decrease of $456 (or 31%). Diluted earnings per share were $1.25 for the nine months ended September 30, 1998 and $0.87 for the nine months ended September 30, 1999 based on weighted average shares of 1,170,409 and 1,161,956, respectively. The annualized return on average common stockholders' equity (R.O.E) was 14.01% and 8.94% for the nine months ended September 30, 1998 and September 30, 1999, respectively. The annualized return on average assets was 1.52% and 0.95% for the nine months ended September 30, 1998 and 1999, respectively.

         The higher net income for the nine months ended September 30, 1998 was principally due to the resolution of two nonperforming loans in May 1998 which resulted in an additional $309 of net income (additional pretax loan income of $509 less related income taxes of $200). Non-interest expense also increased in the current year. These factors were partially offset by a reduction in the provision for loan losses, increased non-interest income and a reduction in income taxes.

Net Interest Income. Net interest income was $5,319 for the nine months ended September 30, 1998 compared to $4,710 for the nine months ended September 30, 1999, a decrease of $609 (or 11%). The majority of this decrease is attributable to the recovery of interest on the two nonperforming loans resolved in the second quarter of 1998. The decreased net interest income in the nine months ended September 30, 1999 was also due to a decline in size of the average loan portfolio as well as lower average yields on loans, federal funds and the securities portfolio. The effect of the decline in the average loan portfolio and lower rates was partially offset by the growth in debt securities and federal funds sold. The average yield on interest-earning assets decreased 146 basis points for the nine months ended September 30, 1999 compared to September 30, 1998 (inclusive of the recovery of nonaccrual interest totaling $509), while the average rate paid on interest-bearing liabilities decreased 40 basis points.

Interest Income. Average earning assets for the nine months ended September 30, 1998 were $120,607 compared to $132,547 for the nine months ended September 30, 1999, an increase of $11,940 (or 10%). Total interest income was $8,024 in the nine months ended September 30, 1998 and $7,369 in the nine months ended September 30, 1999, representing a decrease of $655 (or 8%). The decrease in interest income reflects reduced average loan volume, lower interest rates on earning assets and, to a greater extent, the resolution of two nonperforming loans which resulted in an additional $509 of pretax loan income in May 1998. The decrease in loan income was partially offset by increased debt securities and federal funds volume.

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the nine months ended September 30, 1998 were $76,255 compared to $71,679 in the nine months ended September 30, 1999, a decrease of $4,576 (or 6%). Interest on loans was $5,934 for the nine months ended September 30, 1998 compared to $4,812 for the nine months ended September 30,
1999,  a decrease of $1,122 (or 19%).   The average yield for the loan portfolio
decreased to 8.97% for the nine months ended September 30, 1999 compared to 10.40% for the nine months ended September 30, 1998. The decrease in loan income was due to the resolution of two nonperforming loans which resulted in an additional $509 of pretax loan income in May 1998, as well as reduced average loan volume.

      Average investments in debt securities, federal funds sold and equity securities were $44,352 for the nine months ended September 30, 1998 compared to $60,868 for the nine months ended September 30, 1999, an increase of $16,516 (or 37%). Related income increased from $2,090 for the nine months ended September 30, 1998 to $2,557 for the nine months ended September 30, 1999, an increase of $467 (or 22%). The increased income primarily resulted from the increased average volume of debt securities and federal funds sold, partially offset by a
decline in average yield.   Average investments in debt securities, not
including federal funds, increased by $13,090 (or 43%) in the nine months ended September 30, 1999 and average federal funds sold increased by $3,426 (or 25%).

Interest Expense. Interest expense was $2,705 for the nine months ended September 30, 1998 compared to $2,659 for the nine months ended September 30, 1999, a decrease of $46 or (2%). Average interest-bearing liabilities for the nine months ended September 30, 1998 were $92,442 compared to $101,243 for the nine months ended September 30, 1999, an increase of $8,801 (or 10%). The reduction in interest expense was primarily due to a decline in the average rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 40 basis points for the nine months ended September 30, 1999 compared to September 30, 1998.

Provision for Loan Losses.   The provision (credit) for loan losses was $246 for
the nine months ended September 30, 1998 and ($23) for the nine months ended September 30, 1999 reflecting, in part, the $18 in net recoveries in the 1999
period compared to the $42 in net charge-offs in the 1998 period.    For the
nine months ended September 30, 1999, five loans totaling $960 were placed on nonaccrual status and two loans totaling $167 were removed from nonaccrual status. All five loans placed on nonaccrual status are secured by collateral valued in excess of principal. As of September 30, 1999, the allowance for loan losses was $1,728 or 2.31% of gross loans, compared to $1,733 or 2.50% of gross loans at December 31, 1998.

Non-interest Income. Non-interest income was $536 for the nine months ended September 30, 1998 compared to $564 for the nine months ended September 30, 1999, an increase of $28 (or 5%). Deposit service charges increased $45 (or
15%) primarily due to increased fees relating to overdrafts.   Other non-
interest income decreased $17 (or 7%) due to a decline in late charges on loans and reduced loan fee income.

Non-interest Expense. Total non-interest expenses were $3,117 for the nine months ended September 30, 1998 and $3,603 for the nine months ended September 30, 1999, an increase of $486 (or 16%).

A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:

                                  Nine Months Ended
                                    September 30,              1999 vs 1998
                                ---------------------       -------------------
Category                         1999           1998        $ Change   % Change
                                ------         ------       --------   --------
Salaries and employee
 benefits                       $1,761         $1,513          $248         16%
Occupancy                          392            347            45         13
Furniture and equipment            338            309            29          9
Other categories                 1,112            948           164         17
                                ------         ------          ----
Total non-interest expense      $3,603         $3,117          $486         16%
                                ======         ======          ====         ==

     The increase in salaries and employee benefits resulted from the addition of six employees (including the new Norwalk branch), salary increases and increased cost of benefits. The increase in occupancy expense resulted from additional rent expense and occupancy expenses associated with the new branch. Increased furniture and equipment expense for the nine months ended September 30, 1999 primarily resulted from the increased cost of service contracts as well as additional depreciation from equipment purchases for the new branch. The increase in other non-interest expense categories primarily resulted from increased advertising expense and donations, as well as additional accounting and printing expense associated with the establishment of the bank holding company.

The following table summarizes dollar amounts for each category as a percentage of total operating income:

                                    Nine Months Ended
                                       September  30,
                                  ----------------------
Category                           1999            1998
                                  ------          ------

Salaries and employee benefits    22.20%           17.68%
Occupancy                          4.94             4.05
Furniture and equipment            4.26             3.61
Other categories                  14.02            11.07
                                  -----            -----
Total non-interest expense        45.42%           36.41%
                                  =====            =====

Income Taxes. The provision for income taxes decreased from $1,027 in the nine months ended September 30, 1998 to $685 in the nine months ended September 30, 1999, a decrease of $342 (or 33%). The decrease in income taxes was principally due to the decrease in pre-tax income.

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

  Management has initiated a Company-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council, to prepare the Company's computer systems and software applications for the Year 2000. The program includes the following phases (current status is indicated for each phase):

  * Identification (Completed)
  * Assessment (Completed)
  * Remediation (Completed)
  * Testing (Completed)
  * Contingency Planning (Continuing)

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

  The Company estimates that its total Year 2000 project costs, including costs charged to expense, will not exceed $100. As of September 30, 1999, the Company had incurred $72 in costs relating to Year 2000, the majority of which are hardware and software related. The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

  Significant Year 2000 failures in the Company's systems, or in the systems of third parties, a significant reduction in liquidity due to high levels of withdrawals of customer deposits, could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that its reasonably likely worst case scenario might include a material increase in credit losses due to Year 2000 problems of borrowers, a significant reduction in liquidity due to high levels of withdrawals of customer deposits, and a disruption in financial markets generally. The magnitude of potential credit losses, liquidity problems or a disruption in financial markets cannot be determined at this time; however, the Company's Year 2000 program described above is designed to address exposure to risks. The Company continues to update its business resumption contingency plan to address the possibility of unplanned system difficulties or third party failures. This plan will entail some type of manual record-keeping and reporting procedures in critical operating areas.

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits:

         Exhibit No.                   Description
         -----------                   -----------

         27.1                          Financial Data Schedule (filed herewith)

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                  (Registrant)



DATE: November 8, 1999               /s/ Norman H. Reader
      --------------------           -------------------------------
                                     Norman H. Reader
                                     President and Chief Executive Officer

DATE: November 8, 1999               /s/ Leigh A. Hardisty
      --------------------           ---------------------------------
                                     Leigh A. Hardisty
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.             Description

27.1                    Financial Data Schedule (1)

(1) Filed herewith