Form 10KSB
period 1999-12-31
CORNERSTONE BANCORP INC
filed 2000-03-29
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-KSB
(Mark One)


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
[X]                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[_]                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to


                         Commission file number: 0-25465

                            CORNERSTONE BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        Connecticut                                   06-1170335
---------------------------------                 -------------------
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

        550 Summer St., Stamford, Connecticut            06901
    ----------------------------------------------      -------
           (Address of principal office)               (Zip Code)

Issuer's telephone number:  (203) 356-0111
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share           American Stock Exchange
---------------------------------------           --------------------------
(Title of Each Class)                             (Name of each exchange on
                                                   which registered)

Securities registered under Section 12(g) of the Exchange Act:

             None
     ---------------------
     (Title of Each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X     No
               ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended December 31, 1999 were $10,685,000.

The aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer as of February 29, 2000, was $9,943,422 based on the closing price of $11.25 per share.

  The number of shares outstanding of the issuer's common stock as of February 29, 2000 was 1,104,029.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 2000 -
Part III.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----     -----

                                TABLE OF CONTENTS


PART I                                                                                                                  PAGE
------                                                                                                                  ----
              Item 1 -  Description of Business ......................................................................    1

              Item 2 -  Description of Property ......................................................................   13

              Item 3 -  Legal Proceedings ............................................................................   14

              Item 4 -  Submission of Matters to a Vote of Security Holders ..........................................   14

              Item 4A - Executive Officers of the Issuer .............................................................   14

PART II
-------
              Item 5 -  Market for Common Equity and Related Stockholder Matters .....................................   15

              Item 6 -  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ..........................................................   16

              Item 7 -  Financial Statements .........................................................................   25

              Item 8 -  Changes in and Disagreements With Accountants
                        on Accounting and Financial Disclosure .......................................................   25

PART III
--------

              Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act ............................................   25

              Item 10 - Executive Compensation .......................................................................   25

              Item 11 - Security  Ownership of Certain Beneficial Owners and Management ..............................   25

              Item 12 - Certain Relationships and Related Transactions ...............................................   25

PART IV
-------

              Item 13 - Exhibits and Reports on Form 8-K .............................................................   26
              SIGNATURES .............................................................................................   28

                                     (ii)

Item 1.  Description of Business
         -----------------------

                                     General

     Cornerstone Bancorp, Inc. (the "Bancorp") is a Connecticut corporation, incorporated in 1998 to serve as a bank holding company to provide executive, financial and administrative functions for its subsidiaries. The Bancorp is the successor registrant to Cornerstone Bank (the "Bank"). The Bancorp completed the acquisition of the Bank on March 1, 1999 pursuant to a reorganization whereby the Bancorp acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one share exchange. As a result of this reorganization, the Bank is now a wholly-owned subsidiary of the Bancorp. The holding company formation was accounted for in a manner similar to a pooling of interests and, accordingly, it had no effect on the Bank's financial statements. References to the "Company" in this report are to Cornerstone Bancorp, Inc. and Cornerstone Bank, collectively, unless the context indicates otherwise.

     The Bank is a Connecticut corporation incorporated in 1985. The Bank's business consists primarily of attracting deposits from the general public and local businesses and loaning or investing these deposits. The Bank originates loans collateralized by liens on commercial and residential properties, as well as unsecured commercial and consumer installment loans.

     The Bank engages in a full-service commercial and consumer banking business. Services include demand, savings and time deposits, and mortgage, commercial and consumer installment loans. Since its inception, the Bank's primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including low and moderate income areas) while focusing on its surrounding community towns and cities of Stamford, Greenwich, Darien, New Canaan and Norwalk. The Bank conducts its operations through its main office located on 550 Summer Street in Stamford, Connecticut and five branch offices in the following locations: Hope Street, West Broad Street and High Ridge Road in Stamford; East Putnam Avenue in Cos Cob, Connecticut; and New Canaan Avenue in Norwalk, Connecticut. The Bank also offers limited service mobile branches that operate within a five-mile radius of the offices located on Summer Street in Stamford, Cos Cob and Norwalk.

                           Forward-Looking Statements

     The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements regarding expectations for earnings, credit quality, other financial and business matters, and the status of Year 2000 compliance. When used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board, including changes in monetary policies and interest rates; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; the extent and timing of legislative and regulatory actions and reforms; and unanticipated internal and/or third party issues related to Year 2000.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

                           Market Area and Competition

         The primary market area of the Bank consists of the city of Stamford and the surrounding communities of Greenwich, Darien, New Canaan and Norwalk. The remainder of Fairfield County forms a secondary market area. Stamford is
37.71 square miles and is located in the Southwest corner of Connecticut. It is located 40 miles north of New York City and is adjacent to Greenwich, Darien, and New Canaan, Connecticut and Pound Ridge, New York.

     Competition in the financial services industry and in the Bank's market area is strong. Numerous commercial banks, savings banks and savings associations maintain offices in the area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with the Bank for various segments of the Bank's business. These competitors, which are located both inside and outside the Bank's market area, often have far greater resources than the Bank and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. The Bank has emphasized personalized banking services and the advantage of local decision-making in its banking business, and this emphasis has been well received by the public in the Bank's market area.

     Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity, and customer awareness of product and service differences among competitors.

     Connecticut has enacted legislation that liberalized banking powers and put thrift institutions on equal footing with other banks, thereby improving their competitive position. In addition, Connecticut's Interstate Banking Act permits mergers or acquisitions of Connecticut banks and bank holding companies in other states, as long as such states have reciprocal legislation. Many states currently have such legislation. Connecticut banking law also permits non-Connecticut bank holding companies to open offices in Connecticut that may engage in a banking business, other than the provision of deposit services, and several New York and other out-of-state bank holding companies have done so. Such legislative authority has also increased the size of financial institutions competing with the Bank for deposits and loans in its market area.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") authorizes a number of interstate banking transactions and activities, including, among others, the following: (i) a bank holding company may acquire banks in states outside of the holding company's home state; (ii) an insured bank may acquire a bank outside of the acquiring bank's home state, unless the home state of such bank involved in the transaction passed a law before June 1, 1997 prohibiting such transactions with out-of-state banks; (iii) an insured bank may acquire a branch of a bank located outside of the acquiring bank's home state if the law of the state where the branch is located allows such out-of-state acquisitions; and (iv) an insured bank is able to establish new branches in states outside of the bank's home state if the state in which the bank desires to establish a branch has a law permitting out-of-state banks to establish branches. The effect of the Interstate Banking Act has been to increase competition in the Bank's market area.

     The business of the Bank also may be affected by governmental and regulatory actions and policies. Monetary and fiscal policies of the United States Government and its instrumentalities, including the Board of Governors of the Federal Reserve System, significantly influence the growth of loans, investments and deposits. The present bank regulatory environment may undergo further changes that could affect the banking industry itself and competition between banks and non-bank financial companies.



                               Lending Activities

     Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from professionals including certified public accountants, attorneys, real estate brokers, builders and local businesses. The Bank's lending activities are impacted by economic trends affecting the availability of funds, the demand for loans, and the level of interest rates. Interest rates charged by the Bank on its loans are determined by competitive conditions in its market area, the cost of funds, the demand for loans and the availability of loanable funds. The Bank is well capitalized and seeks to extend credit to qualified borrowers; however, due to prime rate increases in the second half of 1999 and in January 2000, loan demand throughout the Bank's market area is expected to be moderate in 2000.

Loan Portfolio Composition

     At December 31, 1999, the Bank's loan portfolio totaled $79.7 million, before the allowance for loan losses. The portfolio represented approximately 57% of total assets and approximately 67% of total deposits. Approximately 84% of the loan portfolio consisted of loans secured by residential construction, residential real estate or non-residential properties; approximately 12% of the portfolio consisted of commercial loans; and approximately 4% of the portfolio consisted of consumer installment and other loans. The Bank's lending limit to one borrower under applicable law was approximately $2.6 million at December 31, 1999, representing 15% of the sum of its unimpaired capital (approximately $15.6 million) and the allowance for loan losses (approximately $1.6 million). Funding for the Bank's loans is derived primarily from deposits, stockholders' equity and, to a lesser extent, borrowings.


     The following is an analysis of the composition of the loan portfolio at December 31:

                                               1999         1998          1997
                                               ----         ----          ----
                                                    (dollars in thousands)

Loans secured by real estate:
  Residential                                $35,501       $26,848       $26,516
  Non-residential                             25,470        22,477        22,124
  Construction                                 6,022         5,475         7,180
Commercial loans                               9,604        11,369        21,044
Consumer and other loans                       3,026         3,200         2,091
                                             -------       -------       -------
Total principal balances                      79,623        69,369        78,955
Net deferred loan costs                           41            15             3
                                             -------       -------       -------
Total loans                                  $79,664       $69,384       $78,958
                                             =======       =======       =======

     The following table presents loan principal balances at December 31, 1999 based upon their interest rate repricing frequency and time to maturity. Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

                                            Loans Secured by Real Estate                       Consumer
                                            ----------------------------                       and
                                     Residential  Non-residential Construction  Commercial     Other          Total
                                     -----------  --------------- ------------  ----------     -----          -----
                                                         (dollars in thousands)
One year or less                       $ 6,672       $ 6,896       $ 3,868       $ 5,881       $ 2,034       $25,351
After one year through five years       10,878         7,668         2,056         3,579           909        25,090
After five years                        17,951        10,906            98           144            83        29,182
                                       -------       -------       -------       -------       -------       -------
 Total                                 $35,501       $25,470       $ 6,022       $ 9,604       $ 3,026       $79,623
                                       =======       =======       =======       =======       =======       =======

Loan Delinquencies

     It is the Bank's policy to manage its loan portfolio to facilitate recognition of problem loans at an early point. The Bank commences internal collection efforts once a loan payment is more than 15 days past due. The Bank's data processing system generates delinquency reports on all of the Bank's loans weekly and management reviews the loan portfolio on a weekly basis to determine if past due loans should be placed on non-accrual status. Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection action.

     Loans are classified as non-accrual for purposes of income recognition when the collectibility of interest and principal become uncertain, which is generally when a loan becomes 90 days past due. Accrual of interest may continue, however, if management believes the loan is well secured and collection is probable. When a residential or commercial mortgage loan becomes 90 days past due, the Bank reviews the loan, including the appraisal of the collateral, and may request an updated appraisal. The value of the collateral, based on such appraisal, is one of the factors considered in determining whether the loan should be classified as non-accrual. Commercial loans are generally classified as non-accrual after becoming 90 days past due. Construction loans 90 days past due are subject to a present value analysis, utilizing current appraisal data, to determine whether or not they will be classified as non-accrual. Generally, any uncollected but previously accrued interest is charged against current income when a loan is placed on non-accrual status. Application of payments received on non-accrual loans, as principal and/or interest due, depends on management's expectation regarding ultimate repayment. Reinstatement of loans to accrual status is done on a case-by-case basis and only after a loan has been brought current and the borrower has demonstrated adequate performance.

          The following table summarizes loan portfolio delinquencies at December 31:

                                      1999                        1998                          1997
                             ------------------------     ---------------------        ------------------------
                                           Percent of                Percent of                      Percent of
                                             Total                      Total                          Total
                             Balance         Loans         Balance      Loans           Balance        Loans
                             -------         -----         -------      -----           -------        -----
                                                         (dollars in thousands)
Loans delinquent for:
  30 to 59 days              $  487          0.6%          $1,287       1.8%            $1,019         1.3%
  60 to 89 days                  21           --              595       0.9                155         0.2
  90 days or more               460          0.6              668       1.0              2,833         3.6
                             ------          ---           ------       ---             ------         ---
  Total                      $  968          1.2%          $2,550       3.7%            $4,007         5.1%
                             ======          ===           ======       ===             ======         ===

          The following table summarizes, by type of loan, the recorded investment at December 31 in (i) loans that are past due 90 days or more, segregated between those on non-accrual status and those still accruing interest, and (ii) loans that are current or past due less than 90 days for which interest payments are being applied to reduce principal balances.

                                                                 1999         1998         1997
                                                                 ----         ----         ----
                                                                         (in thousands)
Loans on non-accrual status:
   Loans secured by real estate                                $  388        $  229        $2,495
   Commercial loans                                              --             150            25
                                                               ------        ------        ------
                                                                  388           380         2,520
                                                               ------        ------        ------

Loans on accrual status:
   Loans secured by real estate                                    50           288           295
   Commercial loans                                                 9          --              15
   Consumer and other loans                                        13          --               3
                                                               ------        ------        ------
                                                                   72           288           313
                                                               ------        ------        ------

Total loans past due 90 days or more                              460           668         2,833

Real estate secured loans current
  or past due less than 90 days, for which
  interest payments are being applied
  to reduce principal balances                                    846           144           497
                                                               ------        ------        ------

Total non-performing loans                                     $1,306        $  812        $3,330
                                                               ======        ======        ======

Allowance for Loan Losses
     The following table summarizes changes in the allowance for loan losses for the years ended December 31:

                                               1999         1998          1997
                                               ----         ----          ----
                                                    (dollars in thousands)

Balance at beginning of year                 $ 1,733       $ 1,529      $ 1,660
Charge-offs:
  Commercial                                      81           105          188
  Real estate mortgage                            14            26          102
  Installment loans to individuals                 8            37            4
                                             -------       -------      -------
                                                 103           168          294
                                             -------       -------      -------

Recoveries:
  Commercial                                      44            74           33
  Real estate mortgage                            26            14         --
  Installment loans to individuals                 6            12           14
                                             -------       -------      -------
                                                  76           100           47
                                             -------       -------      -------
Net charge-offs                                   27            68          247
                                             -------       -------      -------
 Provision for loan losses                       (80)          272          116
                                             -------       -------      -------
 Balance at end of year                      $ 1,626       $ 1,733      $ 1,529
                                             =======       =======      =======

Ratio of net charge-offs
to average loans outstanding                    0.04%         0.09%        0.33%
                                             =======       =======      =======

     An allocation of the allowance for loan losses at December 31, 1999, 1998 and 1997 is presented below. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses. The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates.

                                              1999                        1998                        1997
                                    ---------------------------   ------------------------   -------------------------
                                                    Percent                    Percent                     Percent
                                                    of Loans                   of Loans                    of Loans
                                    Allowance       in Category   Allowance    in Category   Allowance     in Category
                                    for Loan        to Total      for Loan     to Total      for Loan      to Total
                                    Losses          Loans         Losses       Loans         Losses        Loans
                                    ------          -----         ------       -----         ------        -----
                                                                (dollars in thousands)
Loans secured by real estate:
   Residential                      $  566            44.6%        $ 476        38.7%          $  471        33.6%
   Non-residential                     495            32.0           305        32.4              241        28.0
   Construction                         93             7.6            91         7.9              139         9.1
 Commercial                            192            12.0           442        16.4              535        26.7
 Consumer and other                    105             3.8           128         4.6              113         2.6
 Unallocated                           175             -             291         -                 30         -
                                     -----           -----         -----       -----            -----       -----
  Total                             $1,626           100.0%       $1,733       100.0%          $1,529       100.0%
                                     =====           =====         =====       =====            =====       =====

                              Investment Activities

     The Bank has authority to invest in a variety of security types deemed prudent by the Board of Directors. Subject to various restrictions, the Bank may own obligations of the United States Government, federal agencies, certain obligations of municipalities, certificates of deposit, banker's acceptances, commercial paper and corporate bonds.

     The Bank has established a written securities policy that is approved annually by the Board of Directors. The policy states specific investment objectives relating to interest rate sensitivity and contribution to Bank profitability. The Bank emphasizes the quality and term of the securities acquired for its portfolio. The Bank does not engage in the practice of trading securities for the purpose of generating portfolio gains.

     At December 31, 1999, the Bank's securities held to maturity consisted of debt securities carried at a total amortized cost of $17,812,000. At December 31, 1999, the Bank's available for sale securities portfolio was carried at a total fair value of $25,357,000 (or $667,000 less than amortized cost of $26,024,000). The after-tax unrealized loss on available for sale securities of $397,000 has been deducted from stockholders' equity at December 31, 1999. The Bank also held an investment of $419,000 in Federal Home Loan Bank stock at December 31, 1999.

     The amortized cost and fair value of securities are summarized as follows as of December 31:

                                              1999                  1998
                                       ------------------     -----------------
                                       Amortized    Fair      Amortized   Fair
                                         Cost       Value       Cost      Value
                                       ---------    -----     ---------   -----
                                                     (in thousands)
Available for sale securities:
  U.S. Agency securities                $26,024    $25,357    $29,280    $29,498
  U.S. Treasury securities                 --         --          501        505
                                         ------     ------     ------     ------
                                         26,024     25,357     29,781     30,003
                                         ------     ------     ------     ------

Held to maturity securities:
  U.S. Agency securities                 14,735     14,313      4,583      4,620
  U.S. Treasury securities                3,002      2,997      5,003      5,049
  Other securities                           75         75         75         75
                                         ------     ------     ------     ------
                                         17,812     17,385      9,661      9,744
                                         ------     ------     ------     ------

Total securities                        $43,836    $42,742    $39,442    $39,747
                                         ======     ======     ======     ======

          The following table summarizes the amortized cost and weighted average yield of the securities portfolio, by remaining period to contractual maturity at December 31, 1999:

                                            After
                                            One          After
                                  One       Year         Five
                                  Year      Through      Through    After
                                  or        Five         Ten        Ten
                                  Less      Years        Years      Years     Total
                                  ----      -----        -----      -----     -----
                                                (dollars in thousands)
Available for sale securities:
    U.S. Agency securities       $ 1,500    $23,525    $   999    $  --      $26,024
                                  ------     ------     ------     ------     ------
Held to maturity securities:
    U.S. Agency securities          --       13,159        514      1,062     14,735
    U.S. Treasury securities       3,002       --         --         --        3,002
    Other securities                  25         25         25       --           75
                                  ------     ------     ------     ------     ------
                                   3,027     13,184        539      1,062     17,812
                                  ------     ------     ------     ------     ------

Total amortized cost             $ 4,527    $36,709    $ 1,538    $ 1,062    $43,836
                                  ======     ======     ======     ======     ======

Weighted average yield              5.61%      5.95%      6.49%      6.50%      5.95%
                                  ======     ======     ======     ======     ======

                                Sources of Funds

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

     The following table summarizes the average amount and the average rate paid on the Bank's interest-bearing deposits for the years ended December 31:

                                        1999                     1998
                                  -----------------       -----------------
                                  Average      Rate       Average      Rate
Type of Account                   Balance      Paid       Balance      Paid
---------------                   -------      ----       -------      ----
                                             (dollars in thousands)

NOW accounts                      $17,719      1.16%      $15,187      1.41%
Money market accounts               3,478      2.22         2,866      2.33
Regular, club, cash management      6,330      2.25         4,922      2.50
Preferred rate savings             21,026      2.75        19,678      3.00
Certificates of deposit            48,750      4.97        48,349      5.40
                                  -------      ----       -------      ----
      Total                       $97,303      3.52%      $91,002      3.96%
                                  =======      ====       =======      ====

     The following table shows, by maturity, the dollar amount of time certificates of deposit of $100,000 or more at December 31, 1999. See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

                                                                           Rate
              Maturity                                     Amount          Paid
--------------------------------------------               ------          ----
                                                          (dollars in thousands)

Less than 3 months                                         $  901          4.18%
Greater than 3 months and less than 6 months                1,174          4.39
Greater than 6 months and less than 1 year                  4,609          4.95
Greater than 1 year                                         3,136          5.48
                                                           ------          -----
     Total                                                 $9,820          4.98%
                                                           ======          =====


Borrowings

     The Bank also uses securities repurchase agreements as a source of funds. These agreements represent transactions with certain commercial customers in which the Bank borrows funds and pledges U.S. Treasury and agency securities as collateral. The identical securities are repurchased from the customer when the borrowing matures.

     The following table summarizes information concerning borrowings under securities repurchase agreements as of and for the years ended December 31:

                                                            1999        1998
                                                            ----        ----
                                                          (dollars in thousands)

Borrowings at December 31                                  $3,768      $2,198
Weighted average interest rate at December 31                1.79%       2.32%
Maximum borrowings outstanding at any
     month end during the year                             $4,227      $3,085
Average borrowings during the year                         $3,669      $2,346
Weighted average interest rate during the year               2.05%       2.77%

                           Regulation and Supervision

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

     This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets for regulatory purposes and the establishment of an adequate allowance for loan losses. Any change in such regulation, whether by the Banking Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and its operations. From early 1997 until February 1998, the Bank operated under a supervisory agreement (Memorandum of Understanding) issued by the FDIC with regard to certain compliance aspects of the Bank's operations. The regulators removed the Memorandum of Understanding in February 1998 in light of the significant steps taken by the Bank to improve its compliance personnel and policies.

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

     Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of a bank's equity capital plus the allowance for loan losses.

     Subject to certain limited exceptions, state-chartered banks are prohibited from engaging as a principal in any activity that is not permissible for national banks. State-chartered banks, for example, are prohibited from acquiring equity investments of a type, or in an amount, not permissible for a national bank.

     The Connecticut Interstate Banking Act permits Connecticut banks and bank holding companies to engage in stock acquisitions with depository institutions in other states with reciprocal legislation. A majority of states have enacted such legislation. There have been several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the Bank's service area and bank holding companies or banks headquartered in other states.

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

     Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard by the Federal Deposit Insurance Act, as amended. The final regulations establish deadlines for the submission and review of such safety and soundness compliance programs.

     Under the Community Reinvestment Act, as amended ("CRA"), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC, was "satisfactory."

     The FDIC has adopted risk-based capital guidelines applicable to FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised both of Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the credit risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. Banks must satisfy the following three minimum capital standards: (1) Tier 1 capital in an amount equal to between 4% and 5% of total assets (the "leverage ratio");
(2) Tier 1 capital in an amount equal to 4% of risk-weighted assets; and (3) total Tier 1 and Tier 2 capital in an amount equal to 8% of risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defines specific capital categories based upon an institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt correction action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees; restrict asset growth; and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to a bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such other action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%. As of December 31, 1999, the Bank was in full compliance with all three minimum capital standards and was categorized as "well capitalized" under the provisions of FDICIA. See Note 9 to the Consolidated Financial Statements for an analysis of the Bank's actual and required regulatory capital.

Federal Reserve System Regulation

     Under the regulations of the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts), which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $44.3 million or less and, for net transaction accounts over $44.3 million, $1,329,000 plus 10% of the amount of such accounts in excess of $44.3 million. There is no reserve requirement for transaction account balances of $5.0 million or less. These amounts and percentages are subject to adjustment by the Federal Reserve Board.

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

     Under the Federal BHC Act, the Bancorp is required to file annually with the Federal Reserve Board a report of its operations, and the Bancorp, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Bancorp is required to obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, the Bancorp, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to the Bancorp or any of its subsidiaries, or making any investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

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

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their market capitalization. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

     In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time over the next twelve months, in open market and/or privately-negotiated transactions. No shares had been repurchased at December 31, 1999.

                                    Personnel

     As of December 31, 1999, the Bank had 51 employees (44 of whom are full-time and 7 of whom are part-time). The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 2.  Description of Property
         -----------------------

     The following table sets forth the location of the Bank's main office and branches, as well as certain additional information relating to those offices.

                                 Year Facility                 Owned or
                                     Opened                    Leased
                                     ------                    ------
Main office (1)
550 Summer Street
Stamford, Connecticut                1988                      Owned

Springdale office (2)
1042 Hope Street
Stamford, Connecticut                1989                      Leased

High Ridge office(3)
1117 High Ridge Road
Stamford, Connecticut                1994                      Leased

Cos Cob office (4)
211 East Putnam Avenue
Cos Cob, Connecticut                 1995                      Leased

West Broad office (5)
56 West Broad Street
Stamford, Connecticut                1997                      Leased

Norwalk office (6)
79 New Canaan Avenue
Norwalk, Connecticut                 1999                      Leased

(1) The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

(2) The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with an initial term of approximately 3 years, and renewal options for six additional 5 year terms. The lease has been renewed through 2002.

(3)The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space, and is subject to renewal again in 2004 with options for two additional 5 year periods.

(4)The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with an initial term of 5 years, expiring 2000, and renewal options for two additional 5 year periods.

(5)The West Broad facility is a full-service branch. The office lease provides for approximately 2,000 square feet of interior space with an initial term of 5 years, expiring 2001, and renewal options for three additional 5 year periods.

(6)The Norwalk facility is a full-service branch. The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years, expiring 2004, and renewal options for three additional 5 year periods.

Item 3.  Legal Proceedings
         -----------------

     There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Item 4A.  Executive Officers of the Issuer
          --------------------------------

     The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp's executive officers.

                                   Positions Held with the Bancorp and Principal
Name                       Age     Occupations During the Past Five Years
----                       ---     --------------------------------------

Norman H. Reader*          75      President and Chief Executive Officer
                                   (1985 - present)

James P. Jakubek           50      Executive Vice President and Chief
                                   Operating Officer (1991 - present)

Paul H. Reader             41      Senior Vice President (1993 - Present)

Leigh A. Hardisty          42      Vice President, Chief Financial Officer
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

* Norman H. Reader is the father of Paul H. Reader.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     Cornerstone Bancorp's common stock trades on The American Stock Exchange(R) under the symbol CBN since March 2, 1999, and prior thereto, the common stock of the Bank was listed on The American Stock Exchange(R) from January 1996 under the same symbol. The following table sets forth, for the periods indicated, the actual high and low sales prices for the common stock as reported by The American Stock Exchange(R).

                             1999                           1998
                       ---------------                ---------------
                       High        Low                High        Low
                       ----        ---                ----        ---
First Quarter        $19.00      $16.125             $21.875    $19.25
Second Quarter        16.625      14.50               22.50      20.50
Third Quarter         15.375      13.125              25.875*    19.50*
Fourth Quarter        13.625      11.00               20.50*     17.1875*

* A 10% stock dividend was declared in July 1998 and distributed in August 1998.

     As of February 29, 2000, there were approximately 522 holders of record of the Bancorp's common stock.

     The transfer agent and registrar for the Bancorp's common stock is American Stock Transfer & Trust Company.

Dividend Policy

     The Bancorp's shareholders are entitled to dividends, when and if declared by the Bancorp's Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank's common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp.

     The Bancorp (and the Bank, as predecessor) declared cash dividends on its common stock totaling $505,000 ($0.42 per share) in 1999 and $357,000 ($0.32 per share) in 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     The following management's discussion and analysis presents a review of financial condition as of December 31, 1999 and 1998, and operating results for the years then ended.


                              FINANCIAL CONDITION
                            (dollars in thousands)

     Total assets decreased to $139,407 at December 31, 1999 from $139,733 at December 31, 1998, a decrease of $326. Loan growth of $10,387 and an increase of $3,505 in total securities were offset by a reduction of $15,384 in cash and cash equivalents, as the Company redeployed assets into higher-yielding loans and securities.

     The Bank's net loan portfolio increased to $78,038 at December 31, 1999 from $67,651 at December 31, 1998, an increase of $10,387 (or 15%). The increase in the loan portfolio was primarily attributable to increases of $8,653 in loans secured by residential real estate and $2,993 in loans secured by non-residential (commercial) real estate, partially offset by a decrease of $1,765 in commercial loans. Loan growth in 1999 was primarily attributable to the Bank's entrance into the Norwalk market.

     Total securities increased to $43,169 at December 31, 1999 from $39,664 at December 31, 1998, an increase of $3,505 (or 9%). Given the size of the securities portfolio, its high liquidity level and the limited sales of securities in the past, the Company classified the majority of securities purchased in 1999 as held to maturity securities. As a result, securities held to maturity increased to $17,812 or 41% of total securities at December 31, 1999 from $9,661 or 24% a year earlier. Securities available for sale decreased to $25,357 or 59% of total securities at December 31, 1999 from $30,003 or 76% at December 31, 1998. Notwithstanding the shift between categories, the overall portfolio continues to be comprised mostly of U.S. Treasury and U.S. Agency securities with terms of less than five years.

     Deposits decreased to $119,282 at December 31, 1999 from $121,879 at December 31, 1998, a decrease of $2,597 (or 2%). Time deposits contributed the largest decrease, decreasing to $44,860 at December 31, 1999 from $52,492 at December 31, 1998, for a decrease of $7,632 (or 15%). The largest decrease in time deposits occurred in 12-17 month certificates of deposit ("CD's") which decreased by $6,680 (or 24%), followed by 18-23 month CD's which decreased by $1,490 (or 40%). Demand deposits decreased to $25,177 at December 31, 1999 from $25,746 at December 31, 1998, a decrease of $569 (or 2%). Regular, club and money market savings increased to $28,187 at December 31, 1999 from $24,700 at December 31, 1998, an increase of $3,487 (or 14%). Money market and NOW accounts increased to $21,058 at December 31, 1999 from $18,941 at December 31, 1998, an increase of $2,117 (or 11%). In general, the Bank attempts to control the flow of deposits primarily by pricing its accounts to remain competitive with other financial institutions in its market area, although the Bank does not necessarily seek to match the highest rates paid by competing institutions. As strategically planned, in 1999 the Bank allowed higher priced certificates of deposit to rolloff at maturity, while focusing on increasing lower cost interest-bearing deposits.

     Stockholder's equity increased to $15,576 at December 31, 1999 from $14,990 at December 31, 1998, an increase of $586 (or 4%). The increase primarily reflects net income of $1,460 for the year and $151 for shares issued in connection with the Dividend Reinvestment Plan, partially offset by $505 in cash dividends declared and $528 in after-tax net unrealized losses on securities available for sale. The ratio of stockholder's equity to total assets rose to 11.2% at December 31, 1999 from 10.7% a year earlier, while book value per common share increased to $13.79 at year-end 1999 from $13.39 at December 31, 1998.

                               OPERATING RESULTS
                            (dollars in thousands)

General

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income on its earning assets, such as loans and securities, and the interest expense paid on its deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking service fees and charges. The Company's non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and professional fees. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Net Income

     Net income was $1,460 for 1999 compared to $1,874 for 1998, a decrease of $414 or 22%. Basic earnings per common share was $1.30 for 1999 compared to $1.68 for 1998 based on weighted average shares outstanding of approximately 1,126,000 and 1,117,000, respectively. Diluted earnings per share was $1.26 for 1999 compared to $1.60 for 1998 based on weighted average shares of approximately 1,158,000 and 1,170,000, respectively. Return on average stockholder's equity was 9.63% and 13.17% for 1999 and 1998, respectively. The return on average assets was 1.03% for 1999 and 1.43% for 1998.

     The higher net income in 1998 was primarily due the resolution of a large problem loan carried on non-accrual status at the end of 1997 that was fully recovered in the second quarter of 1998. Interest income and fees totaling $454 were recognized at the time of recovery, including approximately $325 in prior year interest which had not been accrued. The average yield on interest earning assets decreased 110 basis points to 7.48% in 1999 from 8.58% in 1998, primarily reflecting the impact of interest income recorded in 1998 on the aforementioned loan, while the average cost of interest bearing liabilities decreased by 46 basis points for the same period. This resulted in an interest rate spread of 4.01% in 1999, down 64 basis points from 4.65% in 1998. The net interest margin decreased to 4.83% in 1999 from 5.58% in 1998.


Net Interest Income

     Net interest income was $6,400 for 1999 compared to $6,831 for 1998, a decrease of $431, or 6%.

     The following table sets forth average balance sheets for 1999 and 1998, together with the average yield on assets and average cost of liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table a loans carrying a zero yield. The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income. Average balances of securities are based on amortized cost.

                                                       1999                            1998
                                          -----------------------------    ------------------------------
                                          Average                Yield/    Average              Yield/
                                          Balance      Interest    Cost    Balance   Interest    Cost
                                          -------      --------    ----    -------   --------    ----
                                                              (dollars in thousands)
Assets
Interest earning assets:
Loans                                   $  72,987       $ 6,546    8.97% $  74,229    $ 7,563     10.19%
Securities                                 43,873         2,602    5.93     32,508      2,123      6.53
Federal funds sold                         15,574           755    4.85     15,697        817      5.20
                                        ---------       -------    ----  ---------    -------     -----
Total interest earning assets             132,434         9,903    7.48    122,434     10,503      8.58
                                                        -------    ----               -------     -----

Non-interest earning assets:
Cash and due from banks                     5,945                            4,937
Premises and equipment                      2,909                            2,922
Other assets                                2,624                            2,250
Allowance for loan losses                  (1,735)                          (1,701)
                                         --------                        ---------
Total assets                             $142,177                        $ 130,842
                                         ========                        =========

Liabilities and Stockholders' Equity:
 Interest bearing liabilities:
 NOW accounts                            $ 17,719       $   206    1.16%   $15,187    $   214      1.41%
 Money market accounts                      3,478            77    2.22      2,866         67      2.33
 Regular, club, cash management             6,330           142    2.25      4,922        123      2.50
 Preferred rate savings                    21,026           579    2.75     19,678        591      3.00
 Time deposits                             48,750         2,423    4.97     48,349      2,612      5.40
 Borrowings                                 3,669            76    2.05      2,346         65      2.77
 Other deposits                                22             -    1.48         17          -      1.04
                                        ---------       -------    ----  ---------    -------     -----
 Total interest bearing liabilities       100,994         3,503    3.47%    93,365      3,672      3.93%
                                        ---------       -------    ----  ---------    -------     -----

 Non-interest bearing liabilities:
 Demand deposits                           25,151                           20,745
 Other                                        864                            2,508
                                         --------                        ---------
 Total non-interest bearing liabilities    26,015                           23,253
                                         --------                        ---------

Stockholders' equity                       15,168                           14,224
                                         --------                        ---------

Total Liabilities & Stockholders' Equity $142,177                        $ 130,842
                                         ========                        =========

Net interest income                                      $6,400                       $ 6,831
                                                         ======                       =======

Interest rate spread                                               4.01%                           4.65%
                                                                   =====                           =====

Net yield on interest earning assets                               4.83%                           5.58%
                                                                   =====                           =====

Ratio of average interest earning assets
to average interest bearing liabilities    131.13%                          131.14%
                                           =======                          =======

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 1999 compared to 1998. Information is provided for each category of interest earning assets and interest bearing liabilities, with respect to (i) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate) and (ii) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.



                                                   Increase (Decrease) Due To
                                                   --------------------------
                                                 Rate       Volume       Total
                                                 ----       ------       -----
                                                     (dollars in thousands)
Interest Income:
Loans                                         $  (892)     $  (125)     $(1,017)
Securities                                       (209)         688          479
Federal funds sold                                (56)          (6)         (62)
                                              -------      -------      -------
Total earning assets                          $(1,157)     $   557      $  (600)
                                              =======      =======      =======

Interest Expense:
NOW accounts                                  $   (40)          32      $    (8)
Money market accounts                              (4)          14           10
Regular, club, cash management                    (13)          32           19
Preferred rate savings                            (51)          39          (12)
Certificates of deposit                          (211)          22         (189)
Borrowings                                        (19)          30           11
                                              -------      -------      -------
Total interest bearing liabilities            $  (338)     $   169      $  (169)
                                              =======      =======      =======

Change in Net Interest Income                 $  (819)     $   388      $  (431)
                                              =======      =======      =======


Interest Income

     Average interest earning assets for 1999 were $132,434 compared to $122,434 for 1998, an increase of $10,000, or 8%. Total interest income, which is a function of the volume of interest earning assets and their related rates, was $9,903 in 1999 and $10,503 in 1998, representing a decrease of $600, or 6%.

     Loans represent the largest component of interest earning assets. Average loans outstanding in 1999 were $72,987 compared to $74,229 in 1998, a 2% decrease. Loan payoffs and competitive pressures on both rates and terms for various loan types resulted in a decline in the Bank's loan portfolio during 1998. However, the Bank's strategically planned expansion in 1999 (Norwalk branch) stimulated loan originations and lessened any further decline in the loan portfolio. Interest on loans was $6,546 in 1999 compared to $7,563 in 1998, a 13% decrease. The average yield on loans decreased to 8.97% in 1999 as compared to 10.19% in 1998. One large loan carried on non-accrual status at the end of 1997 was fully recovered in the second quarter of 1998, contributing significantly to the higher yield in 1998. Interest income and fees totaling $454 were recognized at the time of recovery, including approximately $325 in prior year interest which had not been accrued. Excluding the increase in 1998 interest income due to the recovery, the average yield on the loan portfolio would have been 9.75%.

     Average investments in securities and Federal funds sold were $59,447 for 1999 compared to $48,205 for 1998, an increase of $11,242, or 23%. Related income increased to $3,357 for 1999 from $2,940 for 1998, an increase of $417, or 14%. The increased income resulted primarily from a larger portion of average available funds (generated by increased average deposits and decreased average loans) being invested in securities. Average securities increased by $11,365, or 35%, in 1999 and average federal funds sold decreased by $123. The average yield on securities declined to 5.93% in 1999 from 6.53% in 1998. The average rate earned on federal funds decreased to 4.85% for 1999 compared to 5.20% for 1998.

Interest Expense

     Interest expense was $3,503 for 1999 compared to $3,672 for 1998, a 5% decrease. Interest expense is a function of interest bearing liabilities and their related rates. Average interest bearing liabilities were $100,994 in 1999 compared to $93,365 in 1998, an increase of $7,629, or 8%. The growth in average interest bearing liabilities was primarily due to growth in NOW accounts as well as money market savings and regular savings accounts. As strategically planned, in 1999 the Bank allowed higher priced certificates of deposit to rolloff at maturity, while focusing on increasing lower cost interest-bearing deposits.

Provision for Loan Losses

     The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions.

     The allowance for loan losses was $1,626 at December 31, 1999 and $1,733 at December 31, 1998, and the provision for loan losses was $(80) and $272 for the years then ended. The principal reasons for the lower allowance and provision in 1999 compared to 1998 were (i) continuation of a declining trend in loan portfolio delinquencies, (ii) recent changes in loan portfolio mix with a higher proportion of loans secured by real estate, (iii) continuation of a declining trend in loan charge-offs, and (iv) sustained favorable economic conditions and growth trends in the Bank's primary market area of Fairfield County, Connecticut. Total delinquent loans declined from $2,550 or 3.7% of total loans at December 31, 1998 to $968 or 1.2% of total loans at December 31, 1999. The portion of delinquencies representing loans 90 days or more past due declined from $668 at December 31, 1998 to $460 at December 31, 1999. The majority of this positive trend in delinquencies was attributable to favorable borrower payment performance rather than an increase in foreclosures or charge-offs. In fact, gross loan charge-offs declined for the second consecutive year in 1999, from $168 in 1998 to $103 in 1999. Net charge-offs followed a similar trend, declining from $68 in 1998 to $27 in 1999. Net charge-offs as a percentage of average loans were 0.04% in 1999 and 0.15% for the three-year period 1997-1999. Total loans secured by real estate rose by $12,194 to $66,993 (or 84% of total loans) at December 31, 1999 from $54,799 (or 79% of total loans) at December 31, 1998. This increase included an increase of $8,653 in loans secured by residential real estate. The positive effects on the loan loss allowance and provision of the declining delinquencies and charge-offs, and the changes in portfolio mix, were partially offset by the impact of loan portfolio growth in 1999, as management maintained the allowance for loan losses at a level deemed prudent in light of that growth. The allowance for loan losses represented 2.04% of total loans at December 31, 1999.

     While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Bank's service area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgements of information available at the time of their examination.

Non-interest Income

     Total non-interest income was $782 for 1999, compared to $763 for 1998, an increase of $19, or 2%. Deposit service charges increased by $65, primarily reflecting increased overdraft charges instituted in the first quarter of 1999. This increase was partially offset by a $46 decrease in other non-interest income.

Non-interest Expense

     Total non-interest expenses were $4,810 for 1999 and $4,143 for 1998, an increase of $667, or 16%.

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent increases in 1999 compared to 1998.


                                                                    Increase
                                                                  1999 vs 1998
                                                                  ------------
                                            1999      1998        $          %
                                            ----      ----        -          -
                                                  (dollars in thousands)
Salaries and employee benefits             $2,351    $2,015    $  336        17%
Occupancy                                     530       461        69        15
Furniture and equipment                       457       412        45        11
Other                                       1,472     1,255       217        17
                                           ------    ------    ------    ------

Total noninterest expense                  $4,810    $4,143    $  667        16%
                                           ======    ======    ======    ======

     The increase in salaries and employee benefits was due to additional personnel, salary increases and bonuses. The increase in occupancy expenses primarily resulted from rent and leasehold improvement amortization associated with the Norwalk branch opened in May 1999. The increase in furniture and equipment expenses resulted from depreciation related to the Norwalk branch and increased service contract expense. The increase in other non-interest expense was primarily due to increases in advertising, consulting and printing expense that were partially offset by a decrease in legal expense.

     The following is an analysis of each major category of non-interest expense as a percentage of total operating income (interest income plus non-interest income):

                                                          1999           1998
                                                          ----           ----

Salaries and employee benefits                           22.00%         17.89%
Occupancy                                                 4.96           4.09
Furniture and equipment                                   4.28           3.65
Other                                                    13.78          11.14
                                                         -----          -----
Total non-interest expense                               45.02%         36.77%
                                                         =====          =====


                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                             (dollars in thousands)

     The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The Company's liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations.

     At December 31, 1999, short term investments totaled $45,216 (all available for sale securities plus held to maturity securities maturing in one year or less). Liquidity is measured by the ratio of cash, short term, and marketable assets to deposits and short term liabilities. The liquidity ratio at December 31, 1999 was 37.90%, compared to 52.57% at December 31, 1998. The lower ratio in 1999 primarily reflects the decline in cash and cash equivalents coupled with the increase in loans. The Bank's internal guideline is to maintain a liquidity ratio of at least 20%.

     As reported in the Consolidated Statements of Cash Flows, the Company's cash flows are classified as operating, investing, or financing. The $764 decrease in net cash provided by operating activities in 1999, compared to 1998, was primarily due to the decreases in net income and the provision for loan losses. Net cash used in investing activities increased by $12,722 in 1999, compared to 1998, due to the higher level of net loan disbursements partially offset by a reduction in total purchases of securities. Compared to 1998, net cash from financing activities decreased by $13,768 primarily to the Company's strategically planned rolloff in time deposits. Cash and cash equivalents decreased by $15,384 during 1999.

     At December 31, 1999, the Bank had outstanding loan commitments under unused lines of credit approximating $9,636 and outstanding letters of credit approximating $185. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Boston are available. At December 31, 1999, certificates of deposit scheduled to mature within one year totaled $33,478. The Bank's experience has been that a substantial portion of its maturing certificate of deposit accounts are renewed.

     The following table sets forth (i) the maturity or repricing distribution of interest earning assets and interest bearing liabilities as of December 31, 1999, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest earning assets to cumulative total interest bearing liabilities, and (iv) the cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Regular savings, preferred rate savings, NOW and money market demand accounts totaling $49,156 have been included in the column for liabilities repricing within 6 months, since these accounts are believed to be sensitive to changes in interest rates and would likely move into higher yielding deposit products in a rising rate environment.

                                                                                    Interest Rate Sensitivity
                                                         -------------------------------------------------------------------------
                                                         Within 6          6 Months-          1-5           Over 5
                                                          Months            1 Year           Years           Years           Total
                                                          ------            ------           -----           -----           -----
                                                                                  (dollars in thousands)
Interest earning assets:
Federal funds sold and securities                        $  3,075         $  3,981         $ 34,537         $  1,576        $ 43,169
Loans (1):
 Adjustable rate                                           16,742             --               --               --            16,742
 Fixed rate                                                 6,870            4,178           26,738           23,784          61,570
                                                          -------          -------          -------          -------         -------

    Total interest earning assets                          26,687            8,159           61,275           25,360         121,481
                                                          -------          -------          -------          -------         -------

Interest bearing liabilities:
Money market demand and
  NOW accounts                                             21,058             --               --               --            21,058
Regular, club and preferred
  rate savings accounts                                    28,098               89             --               --            28,187
Time accounts                                              19,404           14,074           11,282              100          44,860
                                                          -------          -------          -------          -------         -------

    Total deposits                                         68,560           14,163           11,282              100          94,105

Repurchase agreements                                       3,768             --               --               --             3,768
Other interest bearing liabilities                           --                  1             --               --                 1
                                                          -------          -------          -------          -------         -------

    Total interest bearing liabilities                     72,328           14,164           11,282              100          97,874
                                                          -------          -------          -------          -------         -------

Total interest earning assets
less interest bearing liabilities
for the period                                           $(45,641)        $ (6,005)        $ 49,993         $ 25,260        $ 23,607

Cumulative total
interest earning assets less
interest bearing liabilities                             $(45,641)        $(51,646)        $ (1,653)        $ 23,607

Cumulative total interest earning
assets less interest bearing
liabilities as a percentage of
total interest earning assets                              (37.16)%         (42.05)%          (1.35)%         19.22%

(1) Excludes loans on non-accrual status and overdrafts.


     The tabular presentation of the Company's interest sensitivity position indicates that for the period up to one year following December 31, 1999 cumulative total interest earning assets are less than cumulative total interest bearing liabilities. If interest rates were to increase during this period, more liabilities would be repricing than assets for that period and therefore the Company would experience a decline in its net interest margin. If interest rates were to decline during this period, more liabilities would be repricing than assets and therefore the Company would experience an increase in its net interest margin. Periods of one through five years and over five years indicate that more interest earning assets will be repricing than interest bearing liabilities, therefore the Company would experience an increase in its net interest margin in a rising rate environment while in a declining rate environment the Company would experience a decrease in its net interest margin.

     The tabular presentation only represents repricing of interest earning assets and interest bearing liabilities at a point in time and is not indicative of when and how the interest earning assets and interest bearing liabilities will actually reprice.

                                CAPITAL RESOURCES

     At December 31, 1999 and 1998, the Bank's leverage capital ratio was 11.1% and 10.9%, respectively. At December 31, 1999 and 1998, the Bank's Tier 1 risk-based capital ratio was 18.4% and 18.5%, respectively. The Bank's total-risk based capital ratio at December 31, 1999 and 1998 was 19.6% and 19.8%, respectively. These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a "well-capitalized" institution. The Bancorp's consolidated capital ratios at December 31, 1999 were substantially the same as the Bank's ratios.

     During 1999, a total of $505,000 in quarterly and special cash dividends were declared. The Board of Directors increased the quarterly dividend from $0.06 per share to $0.09 per share commencing with the January 15, 2000 dividend to shareholders of record on December 31, 1999, and eliminated the special dividend which would have been payable in February 2000.

     In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time over the next twelve months, in open market and/or privately-negotiated transactions. No shares had been repurchased at December 31, 1999.

                     IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related Notes have been prepared in conformity with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, the Company's net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities as part of its interest rate risk management program may reduce the effect which changes in interest rates have on net income. Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable levels of net income.

                                    YEAR 2000

     The Year 2000 Issue resulted from computer programs being written using two digits rather than four to define the applicable year. There was a concern that on January 1, 2000 computer programs that are date-sensitive would recognize a date using "00" as the Year 1900 rather than the Year 2000 and, as a consequence, they would malfunction.

     The operating systems of the Company have been performing properly since December 31, 1999 and there have been no interruptions in the Company's business operations. The Company has had dialogue with its loan customers concerning their Year 2000 preparedness and has incorporated the consideration of Year 2000 readiness into its loan review and credit underwriting processes. The Company is not currently aware of any Year 2000 issues that have adversely affected its loan customers or the third parties relied upon by the Company for its daily transaction processing and other technology needs. Management recognizes, however, that the possibility exists that adverse effects of the Year 2000 issue may come to light in the future and will continue to monitor this issue accordingly.

     As of December 31, 1999, the Company had incurred cumulative costs of $72 relating to Year 2000, the majority of which are hardware and software related. Based on the present status of the issue, the Company does not anticipate incurring any further significant costs related to the Year 2000 issue.

Item 7.  Financial Statements
         --------------------

     The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, independent auditors, are included herein on pages F-1 through F-23.

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     Information regarding the Bancorp's directors is incorporated by reference herein to the Bancorp's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000 (the "2000 Proxy Statement"). Information regarding the Bancorp's executive officers is included as Item 4A in Part I of this Form 10-KSB.


Item 10.  Executive Compensation
          ----------------------

     Information regarding the compensation of the Bancorp's executive officers is incorporated by reference herein to the 2000 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information regarding the beneficial ownership of the Bancorp's common stock by certain persons is incorporated by reference herein to the 2000 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2000 Proxy Statement.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit No.    Description
-----------    -----------

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

3.1            Certificate of Incorporation of Cornerstone Bancorp, Inc.
               (Exhibit 4.1 to Form 8-K12G3) (1)

3.2            Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3)
               (1)

4.1 Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3)(1)

10.1 Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC) (1)

10.2 Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3 Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4 Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.'s Form 10KSB for the year ended December 31, 1998 (1)

10.5 Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129 ("Form S-8")) (1)

10.6 Cornerstone Bancorp, Inc. 1996 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.2 to Form S-8) (1)

10.7           Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit
               99.3 to Form S-8) (1)

10.8 Employment agreement dated as of July 1, 1998 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.'s Form 10KSB for the year ended December 31, 1998 (1)

Exhibit No.    Description
-----------    -----------

10.9 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.'s Form 10KSB for the year ended December 31, 1998 (1)

11.0 Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (2)

21.1 Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.'s Form 10KSB for the year ended December 31, 1998 (1)

23.1           Consent of KPMG LLP (2)

27.1           Financial Data Schedule (2)

(1) Incorporated by reference.
(2) Filed herewith.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

                                  SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORNERSTONE BANCORP, INC.

Date:      March 20, 2000                        By: /s/ Norman H. Reader
           --------------                           ---------------------
                                                    Norman H. Reader
                                                    President and
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                            Title                                    Date
/s/ Melvin L. Maisel                            Chairman of the Board                        March 15, 2000
--------------------------------                                                             --------------
Melvin L. Maisel

/s/ Norman H. Reader                            Director, President and                      March 20, 2000
-----------------------------                   Chief Executive Officer                      --------------
Norman H. Reader

/s/ James P. Jakubek                            Director, Executive                          March 15, 2000
--------------------------------                Vice President                               --------------
James P. Jakubek

/s/ Paul H. Reader                              Director, Senior                             March 15, 2000
----------------------------------              Vice President                               --------------
Paul H. Reader

/s/ Leigh A Hardisty                            Vice President, Comptroller                  March 15, 2000
--------------------------------                & Principal Accounting Officer              --------------
Leigh A. Hardisty

/s/ Joseph Field                                Director                                     March 16, 2000
------------------------------------                                                         --------------
Joseph Field

/s/ J. James Gordon                             Director                                     March 15, 2000
--------------------------------                                                             --------------
J. James Gordon

/s/ Stanley A. Levine                           Director                                     March 15, 2000
--------------------------------                                                             --------------
Stanley A. Levine

/s/ Joseph A. Maida                             Director                                     March 15, 2000
-------------------------------                                                              --------------
Joseph A. Maida

/s/ Ronald C. Miller                            Director                                     March 15, 2000
--------------------------------                                                             --------------
Ronald C. Miller

        Signature                                 Title                                          Date
/s/ Courtney A. Nelthropp                       Director                                     March 15, 2000
---------------------------                                                                  --------------
Courtney A. Nelthropp

/s/ Martin Prince                               Director                                     March 15, 2000
-----------------------                                                                      --------------
Martin Prince

/s/ Donald Sappern                              Director                                     March 15, 2000
-----------------------                                                                      --------------
Donald Sappern

/s/ Patrick Tisano                              Director                                     March 17, 2000
-----------------------------------                                                          --------------
Patrick Tisano

/s/ Joseph D. Waxberg, M.D.                     Director                                     March 21, 2000
---------------------------                                                                  --------------
Joseph D. Waxberg, M.D.

                           CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                       Consolidated Financial Statements
                                Table of Contents


                                                                        Page

Independent Auditors' Report                                            F-1

Consolidated Financial Statements:

 Consolidated Statements of Condition at December 31, 1999 and 1998     F-2

 Consolidated Statements of Income for the Years Ended December
  31, 1999 and 1998                                                     F-3

 Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1999 and 1998                            F-4

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998                                            F-5

 Notes to Consolidated Financial Statements                          F-6 to F-23


                                       F

[LETTERHEAD OF KPMG]

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cornerstone Bancorp, Inc.:


We have audited the consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

January 25, 2000

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Condition

                          December 31, 1999 and 1998
                 (Dollars in thousands, except per share data)



                                                                           1999         1998
                                                                       ---------    ---------
Assets
Cash and cash equivalents:
    Cash and due from banks (note 2)                                   $  11,928    $   4,768
    Federal funds sold                                                        --       22,544
                                                                       ---------    ---------
             Total cash and cash equivalents                              11,928       27,312
                                                                       ---------    ---------
Securities (note 3):
    Available for sale, at fair value                                     25,357       30,003
    Held to maturity, at amortized cost (fair value of $17,385
        in 1999 and $9,744 in 1998)                                       17,812        9,661
                                                                       ---------    ---------
             Total securities                                             43,169       39,664
                                                                       ---------    ---------
Loans, net of allowance for loan losses of $1,626 in 1999 and
    $1,733 in 1998 (note 4)                                               78,038       67,651
Accrued interest receivable                                                1,097          970
Federal Home Loan Bank stock, at cost                                        419           --
Premises and equipment, net (note 5)                                       2,961        2,815
Other assets                                                               1,795        1,321
                                                                       ---------    ---------
             Total assets                                              $ 139,407    $ 139,733
                                                                       =========    =========
Liabilities and Stockholders' Equity
Liabilities:
    Deposits:
        Demand (non-interest bearing)                                  $  25,177    $  25,746
        Money market demand and NOW                                       21,058       18,941
        Regular, club and money market savings                            28,187       24,700
        Time (note 6)                                                     44,860       52,492
                                                                       ---------    ---------
             Total deposits                                              119,282      121,879
    Borrowings under securities repurchase agreements                      3,768        2,198
    Accrued interest payable                                                 135          166
    Other liabilities                                                        646          500
                                                                       ---------    ---------
             Total liabilities                                           123,831      124,743
                                                                       ---------    ---------
Commitments and contingencies (note 8)
Stockholders' equity (notes 9 and 10):
    Common stock, par value $0.01 per share; authorized
        5,000,000 shares; issued and outstanding 1,129,599
        shares in 1999 and 1,119,336 shares in 1998                           11           11
    Additional paid-in capital                                            11,510       11,351
    Retained earnings                                                      4,452        3,497
    Accumulated other comprehensive (loss) income, net of taxes             (397)         131
                                                                       ---------    ---------
             Total stockholders' equity                                   15,576       14,990
                                                                       ---------    ---------
             Total liabilities and stockholders' equity                $ 139,407    $ 139,733
                                                                       =========    =========

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income

                    Years Ended December 31, 1999 and 1998
                 (Dollars in thousands, except per share data)


                                                              1999       1998
                                                            -------    -------
Interest income:
   Loans                                                    $ 6,546    $ 7,563
   Securities                                                 2,602      2,123
   Federal funds sold                                           755        817
                                                            -------    -------
      Total interest income                                   9,903     10,503
                                                            -------    -------
Interest expense:
   Deposits                                                   3,427      3,607
   Other                                                         76         65
                                                            -------    -------
      Total interest expense                                  3,503      3,672
                                                            -------    -------
Net interest income                                           6,400      6,831
Provision for loan losses (note 4)                              (80)       272
                                                            -------    -------
Net interest income after provision for loan losses           6,480      6,559
                                                            -------    -------
Non-interest income:
   Deposit service charges                                      468        403
   Other                                                        314        360
                                                            -------    -------
      Total non-interest income                                 782        763
                                                            -------    -------
Non-interest expense:
   Salaries and employee benefits                             2,351      2,015
   Occupancy                                                    530        461
   Furniture and equipment                                      457        412
   Data processing                                              346        345
   Professional fees                                            313        336
   Other                                                        813        574
                                                            -------    -------
      Total non-interest expense                              4,810      4,143
                                                            -------    -------
Income before income tax expense                              2,452      3,179
Income tax expense (note 7)                                     992      1,305
                                                            -------    -------
Net income                                                  $ 1,460    $ 1,874
                                                            =======    =======
Earnings per common share (note 11):
   Basic                                                    $  1.30    $  1.68
   Diluted                                                     1.26       1.60
                                                            =======    =======

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

          Consolidated Statements of Changes in Stockholders' Equity

                    Years Ended December 31, 1999 and 1998
                 (Dollars in thousands, except per share data)



                                                   Common Stock                             Accumulated
                                               -------------------- Additional                 other         Total
                                                 Number               paid-in    Retained  comprehensive  stockholders'
                                               of shares    Amount    capital    earnings   income (loss)    equity
                                               ---------  ---------  ---------   --------- -------------- -------------
At December 31, 1997                           1,011,947  $     10   $   9,050   $   4,164    $     86    $  13,310
Comprehensive income:
   Net income                                         --        --          --       1,874          --        1,874
   Other comprehensive income (note 9)                --        --          --          --          45           45
                                                                                                          ---------
   Total comprehensive income                                                                                 1,919

Cash dividends declared ($0.32 per share)             --        --          --        (357)         --         (357)
Shares issued in connection with:
   Stock dividend                                101,552         1       2,183      (2,184)         --           --
   Dividend Reinvestment Plan                      5,188        --         106          --          --          106
   Directors' Stock Compensation Plan                399        --           8          --          --            8
   Stock Option Plans                                250        --           4          --          --            4
                                               ---------  ---------  ---------   ---------   ---------    ---------
At December 31, 1998                           1,119,336        11      11,351       3,497         131       14,990

Comprehensive income:
   Net income                                         --        --          --       1,460          --        1,460
   Other comprehensive loss (note 9)                  --        --          --          --        (528)        (528)
                                                                                                          ---------
   Total comprehensive income                                                                                   932

Cash dividends declared ($0.42 per share)             --        --          --        (505)         --         (505)
Shares issued in connection with:
   Dividend Reinvestment Plan                      9,680        --         151          --          --          151
   Directors' Stock Compensation Plan                583        --           8          --          --            8
                                               ---------  ---------  ---------   ---------   ---------    ---------
At December 31, 1999                           1,129,599  $     11   $  11,510   $   4,452    $   (397)   $  15,576
                                               =========  =========  =========   =========    =========   =========

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years Ended December 31, 1999 and 1998
                                (In thousands)

                                                                                              1999        1998
                                                                                            --------    --------
Operating activities:
  Net income                                                                                $  1,460    $  1,874
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                               400         299
     Provision for loan losses                                                                   (80)        272
     Increase in accrued interest receivable                                                    (127)       (120)
     Increase in net deferred loan costs                                                         (26)        (12)
     (Increase) decrease in other assets                                                        (113)         69
     Decrease in accrued interest payable                                                        (31)        (15)
     Increase (decrease) in other liabilities                                                    111          (9)
     Stock compensation expense                                                                    8           8
                                                                                            --------    --------
       Net cash provided by operating activities                                               1,602       2,366
                                                                                            --------    --------
Investing activities:
  Proceeds from maturities of securities available for sale                                    7,249      11,403
  Proceeds from maturities of securities held to maturity                                      3,599       1,494
  Purchases of securities available for sale                                                  (3,500)    (18,538)
  Purchases of securities held to maturity                                                   (11,788)     (6,609)
  Net (disbursements) receipts for loan repayments and originations                          (10,281)      9,518
  Purchase of Federal Home Loan Bank stock                                                      (419)         --
  Purchases of premises and equipment                                                           (500)       (186)
                                                                                            --------    --------
       Net cash used in investing activities                                                 (15,640)     (2,918)
                                                                                            --------    --------
Financing activities:
  Net (decrease) increase in time deposits                                                    (7,632)      6,632
  Net increase in other deposits                                                               5,035       6,343
  Net increase (decrease) in short-term borrowings under securities repurchase agreements      1,570        (312)
  Dividends paid on common stock                                                                (470)       (351)
  Proceeds from issuance of common stock                                                         151         110
                                                                                            --------    --------
       Net cash (used in) provided by financing activities                                    (1,346)     12,422
                                                                                            --------    --------
Net (decrease) increase in cash and cash equivalents                                         (15,384)     11,870

Cash and cash equivalents at beginning of year                                                27,312      15,442
                                                                                            --------    --------
Cash and cash equivalents at end of year                                                    $ 11,928    $ 27,312
                                                                                            ========    ========
Supplemental information:
  Interest paid                                                                             $  3,534    $  3,687
  Income taxes paid                                                                              910       1,153
                                                                                            ========    ========

See accompanying notes to consolidated financial statements.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     Cornerstone Bank (the "Bank") became a wholly-owned subsidiary of Cornerstone Bancorp, Inc. (the "Bancorp") on March 1, 1999, under an Agreement and Plan of Reorganization (the "Plan") that was approved by the Bank's shareholders in October 1998. The Bancorp is a bank holding company formed by the Bank for the purpose of owning all of the Bank's outstanding common stock. Under the terms of the Plan, each outstanding share of the Bank's common stock was exchanged on a one-for-one basis for the Bancorp's common stock. The holding company formation was accounted for in a manner similar to a pooling of interests and, accordingly, it had no effect on the financial statements.

     The Bank is a state-chartered commercial bank that provides a variety of loan and deposit services to individuals and business primarily in Southwestern Fairfield County, Connecticut. The Bank is subject to regulations of the Federal Deposit Insurance Corporation (the "FDIC") and the State of Connecticut Department of Banking, and undergoes periodic examinations by those regulatory agencies. The Bancorp is subject to regulation and supervision by the Federal Reserve Board (the "FRB"). The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC.

     Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of the Bank and the Bancorp (collectively, the "Company"), and have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31 and income and expenses for the year then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed below.

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and Federal funds sold. Generally, Federal funds are sold for a one-day period.

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Earnings per share, dividends per share and other per share data for the full year 1998 have been adjusted for the effect of the 10% stock dividend distributed in August 1998.

     Securities

     Securities are classified as either available for sale (representing securities the Company may sell in the ordinary course of business) or as held to maturity (representing securities the Company has the ability and positive intent to hold until maturity). Management determines the classification of securities at the time of purchase. Securities held to maturity are carried at amortized cost. Securities available for sale are carried at fair value with unrealized gains and losses excluded from earnings and reported in stockholders' equity as accumulated other comprehensive income (loss). Securities are not acquired for trading purposes.

     Gains and losses realized on sales of securities are determined using the specific identification method. Premiums and discounts on debt securities are amortized to interest income over the term of the security. Unrealized losses on securities are charged to earnings if management determines that the decline in fair value of a security is other than temporary.

     As a member of the Federal Home Loan Bank ("FHLB") of Boston, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is carried at cost.

     Loans

     Loans are carried at unpaid principal balances less the allowance for loan losses. Interest income is accrued based on contractual rates applied to principal amounts outstanding. Loan origination and commitment fees, and certain direct origination costs, are deferred and amortized to interest income over the life of the related loan.

     Loans past due 90 days or more as to principal or interest are placed on non-accrual status except for certain loans which, in management's judgment, are adequately secured and probable of collection. When a loan is placed on non-accrual status, previously accrued interest that has not been collected is reversed from current interest income. Thereafter, the application of principal or interest payments received on non-accrual loans is dependent on the expectation of ultimate repayment of the loan. If ultimate repayment is reasonably assured, payments are applied to principal and interest in accordance with the contractual terms. If ultimate repayment is not reasonably assured or management judges it to be prudent, any payments received are applied to principal until ultimate repayment is reasonably assured. Loans are returned to accrual status when they demonstrate a period of payment performance and are expected to be fully collectible as to principal and interest.

     Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of probable credit losses inherent in the existing loan portfolio. The allowance is adjusted by periodic provisions for loan losses, and by charge-offs and recoveries. When amounts on specific loans are judged by management to be uncollectible, those amounts are charged-off to reduce the allowance for loan losses. Subsequent recoveries, if any, are restored to the allowance when realized.

     Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly the larger relationships included in the commercial and commercial real estate loan portfolios. These reviews consider factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. Management's determination of the allowance for loan losses also considers the level of past due and non-performing loans, the Company's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Company's service area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

     Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, requires recognition of an impairment loss on a loan within its scope when it is probable that the lender will be unable to collect principal and/or interest payments in accordance with the terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. Measurement of impairment may be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the collateral's fair value if the loan is collateral dependent. This evaluation is inherently subjective, as it requires material estimates that are susceptible to significant change. If the measurement of an impaired loan is less than its recorded amount, an impairment allowance is established within the overall allowance for loan losses. A write-down is charged against the allowance for loan losses if the impairment is considered to be permanent.

     Premises and Equipment

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Provisions for depreciation are recorded using the straight-line method over the estimated useful lives of the assets (three to twenty years for equipment and thirty-five years for buildings). Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

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

     Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity.

     Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to use a fair-value-based method of accounting for employee stock compensation plans. However, SFAS No. 123 permits entities to continue to measure compensation costs for stock-based compensation plans using the intrinsic- value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. An entity that follows APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if it had applied the fair-value-based method of SFAS No. 123. The Company has elected to continue to measure compensation costs for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25 and has provided the pro forma disclosures required by SFAS No. 123.

     Securities Repurchase Agreements

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, specifies accounting standards for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. The Company enters into transactions with certain of its commercial customers in which it transfers U.S. Treasury and agency securities under an agreement to repurchase the identical securities from the customer at a later date. These transactions are accounted for as secured borrowings under SFAS No. 125 since the Company maintains effective control over the underlying securities. The transaction proceeds are recorded as borrowings in the consolidated statements of condition, and the collateral securities continue to be carried as assets in the Company's securities portfolio.

     Segment Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit services to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.


(2)  Cash Reserve Requirements

     The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. These reserves were approximately $100,000 and $247,000 at December 31, 1999 and 1998, respectively.

(3) Securities

    The amortized cost, gross unrealized gains and losses, and estimated fair values of securities are summarized as follows:

                                                                Gross      Gross     Estimated
                                                  Amortized  unrealized  unrealized    fair
                                                    cost        gains       losses     value
                                                  --------    --------   ---------   ---------
                                                               (In thousands)
December 31, 1999
-----------------
Available for sale securities:
     U.S. Agency securities                       $  26,024   $      --  $    (667)  $  25,357
                                                  =========   =========  =========   =========
Held to maturity securities:
     U.S. Agency securities                       $  14,735   $      --  $    (422)  $  14,313
     U.S. Treasury securities                         3,002          --         (5)      2,997
     Other securities                                    75          --         --          75
                                                  ---------   ---------  ---------   ---------
     Total                                        $  17,812   $      --  $    (427)  $  17,385
                                                  =========   =========  =========   =========
December 31, 1998
Available for sale securities:
     U.S. Agency securities                       $  29,280   $     253  $     (35)  $  29,498
     U.S. Treasury securities                           501           4         --         505
                                                  ---------   ---------  ---------   ---------
     Total                                        $  29,781   $     257  $     (35)  $  30,003
                                                  =========   =========  =========   =========
Held to maturity securities:
     U.S. Agency securities                       $   4,583   $      54   $     (17) $   4,620
     U.S. Treasury securities                         5,003          46          --      5,049
     Other securities                                    75          --          --         75
                                                  ---------   ---------   ---------  ---------
     Total                                        $   9,661   $     100   $     (17) $   9,744
                                                  =========   =========  =========   =========

The following is a summary of the amortized cost and estimated fair value of debt securities at December 31, 1999, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without penalties.


                                   Held to maturity      Available for sale
                                   -----------------     ------------------
                                            Estimated             Estimated
                                Amortized     fair     Amortized    fair
                                   cost       value       cost      value
                                ---------   ---------  ---------  ---------
                                              (In thousands)

One year or less                $   3,027  $   3,022   $   1,500   $  1,496
Over one year, less
 than five years                   13,184     12,856      23,525     22,896
Five years or more                  1,601      1,507         999        965
                                   ------     ------     -------     ------

Total                           $  17,812  $  17,385  $   26,024  $  25,357
                                   ======     ======     =======     ======

Securities carried at $4,547,000 and $2,701,000 were pledged as collateral for borrowings under securities repurchase agreements at December 31, 1999 and 1998, respectively. There were no sales of securities in 1999 or 1998.

(4)  Loans and Concentration of Credit Risk

     Most of the Company's loans are granted to customers who reside or do business in Southwestern Fairfield County, Connecticut. In addition to this geographic concentration, loans collateralized by real estate or granted to customers in real estate related industries were approximately $67,000,000 and $54,800,000 at December 31, 1999 and 1998, respectively. While collateral provides assurance as a secondary source of repayment, the Company's underwriting standards require that a borrower's present and expected cash flows be adequate to service the debt at loan origination.

     The loan portfolio consisted of the following at December 31:

                                                              1999        1998
                                                           --------    --------
                                                               (In thousands)
       Loans secured by real estate:
         Residential                                    $    35,501   $  26,848
         Non-residential                                     25,470      22,477
         Construction                                         6,022       5,475
       Commercial loans                                       9,604      11,369
       Consumer and other loans                               3,026       3,200
                                                             ------      ------
       Total principal balances                              79,623      69,369

       Allowance for loan losses                             (1,626)     (1,733)
       Deferred loan costs, net                                  41          15
                                                             ------      ------

       Total loans, net                                 $    78,038   $  67,651
                                                             ======      ======

     The following is a summary of changes in the allowance for loan losses for the years ended December 31:

                                                               1999        1998
                                                             ------      ------
                                                               (In thousands)

       Balance at beginning of year                     $     1,733   $   1,529
       Provision for loan losses                                (80)        272
       Loan charge-offs                                        (103)       (168)
       Recoveries                                                76         100
                                                             ------      ------

       Balance at end of year                           $     1,626   $   1,733
                                                             ======      ======

     The following is an analysis of the recorded investment in impaired loans under SFAS No. 114 at December 31:

                                                             1999        1998
                                                           --------    --------
                                                              (In thousands)

       Total loans past due 90 days or more                $    460    $    668
       Less loans on accrual status                             (72)       (288)
                                                           --------    --------
       Non-accrual loans past due 90 days or more               388         380
       Loans current or past due less than 90 days,
        for which interest payments have been applied
          to reduce principal (1)                               846         144
                                                           --------    --------
       Total recorded investment in impaired loans (2)        1,234         524
       Impaired loans without an allowance for
        impairment losses (3)                                 1,234         173
                                                           --------    --------
       Impaired loans with an allowance for
        impairment losses (4)                              $     --    $    351
                                                           ========    ========

     ----------------------------------------
     (1) The recorded investments have been reduced by cumulative interest payments of $330,000 and $197,000 at December 31, 1999 and 1998,
          respectively.
     (2) The recorded investment at December 31, 1999 consists of real estate secured loans. The 1998 amount represents real estate secured loans of $370,000 and unsecured loans of $154,000.
     (3) Allowances for impairment losses under SFAS No. 114 were not required principally because collateral values exceeded the recorded investment amounts.
     (4) The impairment allowance under SFAS No. 114 was $43,000 at December 31, 1998.

     The Company's average recorded investment in impaired loans totaled $1,130,000 in 1999 and $1,103,000 in 1998.

     Interest contractually due during the year on impaired loans at December 31 totaled $182,000 in 1999 and $74,000 in 1998. The portion of such interest that was collected amounted to $120,000 in 1999 and $41,000 in 1998, substantially all of which was applied to reduce principal balances. No interest income was recorded on impaired loans in 1999 and 1998 while such loans were considered to be impaired.

     A loan that was considered to be impaired at December 31, 1997 was collected in full during the second quarter of 1998. Interest and fee income of $454,000 was recognized at the time of collection, including $325,000 in prior-year interest that had not been accrued.

(5)  Premises and Equipment

     Premises and equipment are summarized as follows at December 31:

                                                            1999       1998
                                                           ------     ------
                                                             (In thousands)

       Land                                              $    695  $     695
       Buildings and improvements                           1,953      1,953
       Furniture and equipment                              2,590      2,176
       Vehicles                                               174        146
                                                           ------     ------
       Total                                                5,412      4,970

       Less accumulated depreciation and amortization       2,451      2,155
                                                           ------     ------

       Premises and equipment, net                       $  2,961  $   2,815
                                                           ======     ======

(6)  Time Deposits

     The following is a summary of time deposits by remaining period to contractual maturity at December 31:

                                                            1999       1998
                                                           ------     ------
                                                            (In thousands)

       90 days or less                                   $ 12,599  $  12,062
       91 to 180 days                                       6,805      9,148
       181 days to one year                                14,074     14,993
       Over one year, less than two years                   5,550      8,945
       Over two years, less than five years                 5,732      7,240
       Five years or more                                     100        104
                                                           ------     ------

       Total                                             $ 44,860  $  52,492
                                                           ======     ======

     Time deposits of $100,000 or more aggregated $9,820,000 and $10,490,000 at December 31, 1999 and 1998, respectively.

(7)  Income Taxes

     The components of income tax expense are as follows for the years ended December 31:

                                                     1999       1998
                                                   --------   --------
                                                     (In thousands)
       Federal:
         Current                                   $    805  $     955
         Deferred                                       (26)        44
                                                    -------    -------
                                                        779        999
                                                    -------    -------
       State:
         Current                                        219        295
         Deferred                                        (6)        11
                                                    -------    -------
                                                        213        306
                                                    -------    -------
       Total income tax expense                    $    992  $   1,305
                                                    =======    =======

     The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

                                                       1999       1998
                                                   --------   --------
                                                      (In thousands)

       Income tax at federal statutory rate        $    834  $   1,081
       State income tax, net of federal benefit         141        202
       Other                                             17         22
                                                    -------    -------
       Actual income tax expense                   $    992  $   1,305
                                                    =======    =======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

                                                      1999     1998
                                                    -------   -------
                                                       (In thousands)
       Deferred tax assets:
         Allowance for loan losses                 $    546  $     585
         Interest on non-accrual loans                  176        123
         Unrealized loss on securities
          available for sale                            270         --
                                                    -------    -------
                                                        992        708
                                                    -------    -------
       Deferred tax liabilities:
         Depreciation of premises and equipment          33         40
         Net unrealized gain on securities
          available for sale                             --         91
         Other                                            4         15
                                                    -------    -------
                                                         37        146
                                                    -------    -------

       Net deferred tax asset
        (included in other assets)                 $    955  $     562
                                                    =======    =======

     Based on the Company's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's deferred tax assets will be realized.

(8)  Commitments and Contingencies

     Financial Instruments with Off-Balance-Sheet Risk

     The Company is a party to credit-related financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loan amounts recognized in the consolidated statements of condition. At December 31, 1999 and 1998, outstanding loan commitments under unused lines of credit were approximately $9,636,000 and $8,955,000, respectively, and outstanding letters of credit were approximately $185,000 and $225,000, respectively. Unused lines of credit are legally binding agreements to lend a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.

     Although the foregoing contractual amounts represent the Company's maximum potential exposure to credit loss, they do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. Substantially all of these commitments and letters of credit have been provided to customers within the Company's primary lending area described in note 4.

     Lease Commitments

     The Company was obligated under operating leases for five branch offices at December 31, 1999. The leases include various renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under branch operating leases was $251,000 in 1999 and $215,000 in 1998. At December 31, 1999, the future minimum rental payments under branch operating leases, excluding renewal option periods, were $273,000 for 2000; $210,000 for 2001; $162,000 for
     2002; $140,000 for 2003; $104,000 for 2004; and $14,000 for 2005.

     FHLB Borrowings

     As a member of the FHLB of Boston, the Bank may borrow funds from the FHLB subject to certain limitations. Borrowings are secured by the Bank's investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged. Based on the level of qualifying collateral available at December 31, 1999, the Bank's FHLB borrowing capacity was approximately $8,382,000. There were no FHLB borrowings outstanding at December 31, 1999.

     Legal Proceedings

     In the normal course of business, the Company is involved in various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Company's financial condition, results of operations or liquidity.

(9)  Stockholders' Equity

     Regulatory Capital Requirements

     The Bank is subject to FDIC regulations that require a minimum leverage ratio of tier I capital to total adjusted assets of 4.0%, and minimum ratios of tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bancorp's consolidated regulatory capital must satisfy similar requirements established by the FRB for bank holding companies.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on the bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (tier I) capital ratio of at least 5.0%, a tier I risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1999 and 1998, the Bank and the Bancorp met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution. The Bancorp's consolidated capital ratios at December 31, 1999 were substantially the same as the Bank `s actual ratios set forth below.

                                                                        FDIC Requirements
                                                          ------------------------------------------
                                                            Minimum capital         Classification
                                         Bank actual            adequacy         as well capitalized
                                     -----------------    -----------------    ---------------------
                                       Amount    Ratio      Amount    Ratio       Amount      Ratio
                                     -----------------    -----------------    ---------------------
                                                          (Dollars in thousands)
December 31, 1999
Leverage (tier I) capital           $  15,863     11.1%  $   5,732      4.0%  $   7,165      5.0%
Risk-based capital:
 Tier I                                15,863     18.4       3,452      4.0       5,178      6.0
 Total                                 16,949     19.6       6,904      8.0       8,630     10.0

December 31, 1998
Leverage (tier I) capital           $  14,859     10.9%  $   5,426      4.0%  $   6,782      5.0%
Risk-based capital:
 Tier I                                14,859     18.5       3,205      4.0       4,808      6.0
 Total                                 15,869     19.8       6,411      8.0       8,014     10.0

     Dividends

     The Bancorp's ability to pay dividends to its shareholders is largely dependent on the ability of the Bank to pay dividends to the Bancorp. Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years. The Bank's net profits retained in 1999 and 1998 (after cash dividends) totaled approximately $3,599,000.

     The Company's Dividend Reinvestment Plan permits shareholders to reinvest cash dividends in voluntary purchases of Company common stock. Shareholders can invest up to $5,000 in additional shares each quarter. In addition, cash dividends are automatically reinvested into new shares of the Company's common stock at the current market price. This plan resulted in the issuance of 9,680 and 5,188 additional common shares during 1999 and 1998, respectively.

     In August 1998, the Company completed a 10% stock dividend by issuing a total of 101,552 common shares. An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital.

     Stock Repurchase Plan

     In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time over the next twelve months, in open market and/or privately-negotiated transaction. No shares had been repurchased at December 31, 1999.

     Comprehensive Income

     Comprehensive income represents the sum of net income and items of "other comprehensive income" reported directly in stockholders' equity. The Company's other comprehensive income represents the change during the period in after-tax unrealized gains and losses on securities available for sale.

     The Company's other comprehensive (loss) income is summarized as follows for the years ended December 31:


                                                    1999      1998
                                                   ------    ------
                                                   (In thousands)
Net unrealized holding (losses) gains arising
  during the year on securities available
 for sale                                         $ (889)   $   73
Related deferred income taxes                        361       (28)
                                                   ------    ------
Other comprehensive (loss) income                 $ (528)   $   45
                                                   ======    ======

   The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, represents the net unrealized (loss) gain on securities available for sale of ($667,000) and $222,000 at December 31, 1999 and 1998, respectively, less related deferred income taxes of $270,000 and ($91,000), respectively.

(10) Stock Option Plans and Directors' Stock Compensation Plan

     Stock Option Plans

     The options outstanding under the terms of the Company's 1986 Incentive and Nonqualified Stock Option Plan (the "1986 Plan") were transferred to the 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan") upon adoption of the 1996 Plan. The 1996 Plan provides for the issuance of up to 176,000 shares of the Company's common stock, reduced by the number of shares subject to outstanding stock options granted under the 1986 Plan. A total of 36,770 options were available for grants under the 1996 Plan at December 31, 1999.

     The terms of the 1996 Plan are substantially the same as the 1986 Plan, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 1999. Options have a ten-year term and must be granted at an exercise price equal to the fair value of the Company's common stock on the grant date. In addition, all options vest immediately, except for options granted to those directors who, on the date of grant, have fewer than five years of service as a director of the Company. Such options become exercisable beginning on the fifth anniversary of the date on which service as a director began.

     Stock option transactions are summarized as follows:


                                         Number of   Weighted-average
                                          options     exercise price
                                         ----------  ----------------
     Outstanding at December 31, 1997      136,510      $  12.31
     Granted                                 3,025         18.98
     Exercised                                (275)        14.97
                                           -------
     Outstanding at December 31, 1998      139,260         12.47
     Granted                                 2,500         15.00
     Expired                                (2,530)        12.50
                                           -------      ---------

     Outstanding at December 31, 1999      139,230      $  12.51
                                           =======      =========

     Outstanding options at December 31, 1999 consisted of 129,880 non-qualified options and 9,350 incentive options with weighted-average exercise prices of $12.71 and $9.55, respectively. The weighted-average remaining term of outstanding options was 6.6 years and 7.6 years at December 31, 1999 and 1998, respectively.

     A total of 137,880 options with a weighted-average exercise price of $12.49 were exercisable at December 31, 1999, compared to 137,335 options and a weighted-average exercise price of $12.45 at December 31, 1998.

     As described in note 1, the Company accounts for its stock options in accordance with APB Opinion No. 25. Accordingly, compensation expense was not recognized in 1999 or 1998 with respect to fixed stock options (all of which have an exercise price equal to the fair value of the Company's stock on the grant date). The weighted-average estimated fair value of options granted during 1999 and 1998 was $3.32 and $5.10, respectively. These fair values were estimated using the Black Scholes option-pricing model and the following weighted-average assumptions: dividend yield of 2.9% in 1999 and 2.0% in 1998; expected volatility rates of 18% in 1999 and 25% in 1998; expected option life of six years; and risk-free interest rates of 6.28% in 1999 and 4.74% in 1998. Had the grant-date fair value of stock options been recognized as compensation expense using the fair-value-based method of SFAS No. 123, the Company's 1999 net income, basic EPS and diluted EPS would have been $1,455,000, $1.29 and $1.26, respectively ($1,865,000, $1.67 and $1.59, respectively, for 1998).

     Directors' Stock Compensation Plan

     Under the Directors' Stock Compensation Plan, non-officer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Directors who elect to receive stock are issued a whole number of shares of stock equal to the amount of their compensation divided by the fair value of the Company's common stock as of the date of each Board meeting. A total of 583 shares and 399 shares were issued to directors during 1999 and 1998, respectively.


(11) Earnings Per Share

     The following is a summary of the basic and diluted EPS calculations for 1999 and 1998:

                                                                                   Earnings
                                                    Income (1)      Shares         per share
                                                 -----------    ------------     -------------
                                                       (In thousands, except per share data)
1999
Basic EPS                                          $   1,460            1,126            $1.30
Effect of dilutive stock options (2)                      --               32
                                                   ---------         --------
Diluted EPS                                        $   1,460            1,158            $1.26
                                                   =========        =========
1998
Basic EPS                                          $   1,874            1,117            $1.68
Effect of dilutive stock options (2)                      --               53
                                                   ---------         --------

Diluted EPS                                        $   1,874            1,170            $1.60
                                                   =========        =========

  __________________________________________________

     (1) Net income applicable to common stock equaled net income for both 1999 and 1998.

     (2) The effect of dilutive stock options represents the number of common-equivalent shares issuable from the assumed exercise of stock options, computed using the treasury stock method. An average of 38,775 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 1999 (none in 1998).


(12) Employee Savings Plan

     The Company maintains a 401(k) Savings Plan covering substantially all employees. The Plan provides for matching contributions by the Company based on a percentage of employee contributions. Total matching contributions by the Company were $40,000 in 1999 and $36,000 in 1998.


(13) Related Party Transactions

     Loans made directly or indirectly to the Company's employees, directors or principal shareholders were approximately $4,437,000 and $3,926,000 at December 31, 1999 and 1998, respectively. During 1999, new loans made directly or indirectly to these related parties totaled $1,070,000 and payments totaled $559,000. These loans were made in the ordinary course of business at normal credit terms, and do not represent more than a normal risk of collection.

     Payments aggregating approximately $143,000 in 1999 and $128,000 in 1998 were made for materials and services provided by companies in which certain Company directors had a business interest. Management believes that the amounts paid by the Company are reasonable in relation to the value of the materials and services provided.


(14) Estimated Fair Value of Financial Instruments

     SFAS No. 107 requires entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company's consolidated statements of condition, as well as certain off-balance sheet items. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

     The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:


                                                     1999                 1998
                                          -----------------------  ---------------------
                                          Carrying     Estimated   Carrying    Estimated
                                           amount      fair value   amount     fair value
                                          --------     ----------  --------    ----------
                                                     (In thousands)
Financial assets:
  Cash and cash equivalents              $  11,928  $  11,928     $27,312    $  27,312
  Securities                                43,169     42,742      39,664       39,747
 Loans, net                                 78,038     72,479      67,651       71,064
  FHLB stock                                   419        419          --           --
  Accrued interest receivable                1,097      1,097         970          970
Financial liabilities:
  Deposits without stated
   maturities                               74,422     74,422      69,387       69,387
  Time deposits                             44,860     45,171      52,492       53,216
  Borrowings under securities
   repurchase agreements                     3,768      3,768       2,198        2,198
  Accrued interest payable                     135        135         166          166
                                          ========   ========    ========     ========

     The following is a description of the valuation methods used by management to estimate the fair values of the Company's financial instruments:

     Securities

     The fair values of securities were estimated based on quoted market prices or dealer quotes, if available. If a quote was not available, fair value was estimated using quoted market prices for similar securities.

     Loans

     The fair values of fixed rate loans were estimated by discounting projected cash flows using current rates for similar loans. For loans that reprice periodically to market rates, the carrying amount represents the estimated fair value.

     Deposits

     The estimated fair values of deposits without stated maturities (such as non- interest bearing demand deposits, savings accounts, NOW accounts and money market accounts) are equal to the amounts payable on demand. The fair values of time certificates of deposit were estimated based on the discounted value of contractual cash flows. The discount rates were based on rates currently offered for time deposits with similar remaining maturities.

     In accordance with SFAS No. 107, these fair values do not include the value of core deposit relationships that comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial unrecognized value separate from the deposit balances.

     Other Financial Instruments

     The remaining financial assets and liabilities listed in the preceding table have fair values that approximate the respective carrying amounts because they are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

     Fair values of the lines of credit and letters of credit described in note 8 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 1999 and 1998, the fair values of these financial instruments approximated the related carrying amounts which were not significant.


(15) Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires entities to recognize all derivatives as either assets or liabilities in the statement of condition at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge.

     Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. As amended, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, although early adoption is permitted. The Company does not presently engage in derivatives and hedging activities covered by the new standard and, accordingly, SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.


(16) Parent Company Condensed Financial Information

     Set forth below is the Bancorp's condensed statement of condition as of December 31, 1999, together with the related condensed statements of income and cash flows for the period from March 1, 1999 (inception) through December 31, 1999 (in thousands):


     Condensed Statement of Condition

     Assets:
       Cash                                                        $    46
       Investment in the Bank                                       15,466
       Other                                                           169
                                                                    ------

         Total                                                     $15,681
                                                                    ======

Liabilities and stockholders' equity:
       Liabilities                                                 $   105
       Stockholders' equity                                         15,576
                                                                    ------

          Total                                                    $15,681
                                                                    ======

Condensed Statement of Income

Dividends received from the Bank                                   $   375
Non-interest expense                                                   166
                                                                    ------
Income before income tax benefit and equity in
 the Bank's undistributed earnings                                    209
Income tax benefit                                                     66
                                                                    -----
Income before equity in the Bank's undistributed earnings             275
Equity in the Bank's undistributed earnings                           973
                                                                    -----
Net income                                                        $ 1,248
                                                                    =====

   Condensed Statement of Cash Flows

   Cash flows from operating activities:
     Net income                                       $ 1,248
     Equity in the Bank's undistributed earnings         (973)
     Other adjustments, net                              (158)
                                                        -----
        Net cash provided by operating activities         117
                                                        -----
   Cash flows from financing activities:
     Dividends paid on common stock                      (158)
     Proceeds from issuance of common stock                87
                                                        -----
        Net cash used in financing activities             (71)
                                                        -----
   Net increase in cash and cash equivalents               46
   Cash and cash equivalents at beginning of period      --
                                                        -----
   Cash and cash equivalents at end of period         $    46
                                                        =====

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

11.0 Lease agreement dated as of November 24, 1999 amending original Lease agreement dated as of June 28, 1994 between Cornerstone Bank and The Samuel Lotstein Realty Company(2)

23.1            Consent of KPMG LLP(2)

27.1            Financial Data Schedule(2)

(2) Filed herewith.