Form 10QSB
period 2000-03-31
CORNERSTONE BANCORP INC
filed 2000-05-11
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 2000
                                                       --------------

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from       to

                        Commission file number: 0-25465


                         CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

            CONNECTICUT                                  06-1524044
  ---------------------------------        ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                 550 Summer St., Stamford, Connecticut 06901
               ---------------------------------------------
                   (Address of principal executive offices)

                                (203) 356-0111
                                --------------
                          (Issuer's telephone number)

   Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares outstanding of the issuer's common stock as of April 30, 2000 was 1,083,358.

Transitional Small Business Disclosure Format (check one): Yes___   No  X
                                                                       ---

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1.  Financial Statements (Unaudited)
-----------------------------

                                                                                   PAGE
                                                                                   ----
     Consolidated Statements of Condition
     March 31, 2000 and December 31, 1999......................................     1

     Consolidated Statements of Income
     Three Months Ended March 31, 2000 and March 31, 1999......................     2

     Consolidated Statements of Changes in Stockholders' Equity
     Three Months Ended March 31, 2000 and March 31, 1999......................     3

     Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2000 and March 31, 1999......................     4

     Notes to Consolidated Financial Statements................................     5

Item 2.  Management's Discussion and Analysis
---------------------------------------------
     of Financial Condition and Results of Operations..........................   6 - 12
     ------------------------------------------------

                          PART II - Other Information

Item 1. Legal Proceedings......................................................   None
-------------------------

Item 2. Changes in Securities and Use of Proceeds..............................   None
-------------------------------------------------

Item 3. Defaults upon Senior Securities........................................   None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders....................   None
-----------------------------------------------------------

Item 5. Other Information......................................................   None
-------------------------

Item 6. Exhibits and Reports on Form 8-K.......................................    13
----------------------------------------

Signatures.....................................................................    14

                        PART I - Financial Information

Item 1. Financial Statements
----------------------------

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                (In thousands, except share and per share data)
                                  (unaudited)

                                                                           March 31,   December 31,
Assets                                                                       2000           1999
                                                                          --------     -----------
Cash and due from banks                                                   $  6,577       $ 11,928
Federal funds sold                                                           5,912             --
                                                                          --------       --------
  Cash and cash equivalents                                                 12,489         11,928
Available for sale securities, at fair value                                25,238         25,357
Held to maturity securities (fair value of $16,322 at March 31, 2000
  and $17,385 at December 31, 1999)                                         16,780         17,812
Loans, net of allowance for loan losses of $1,674 at March 31, 2000
  and $1,626 at December 31, 1999                                           83,365         78,038
Accrued interest receivable                                                  1,129          1,097
Federal Home Loan Bank stock, at cost                                          419            419
Bank premises and equipment, net                                             2,892          2,961
Other assets                                                                 1,921          1,795
                                                                          --------       --------
Total assets                                                              $144,233       $139,407
                                                                          ========       ========

Liabilities And Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                           $ 28,913       $ 25,177
  Money market demand and NOW                                               21,680         21,058
  Regular, club and money market savings                                    26,614         28,187
  Time                                                                      43,003         44,860
                                                                          --------       --------
     Total deposits                                                        120,210        119,282
Securities sold under repurchase agreements                                  4,751          3,768
Federal Home Loan Bank borrowings                                            3,000             --
Accrued interest payable                                                       122            135
Other liabilities                                                              900            646
                                                                          --------       --------
     Total liabilities                                                     128,983        123,831
                                                                          --------       --------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
   5,000,000 shares; issued 1,133,183 shares at March 31, 2000
   and 1,129,599 shares at December 31, 1999                                    11             11
Additional paid-in capital                                                  11,550         11,510
Retained earnings                                                            4,750          4,452
Treasury stock, at cost (51,991 shares at March 31, 2000)                     (589)            --
Accumulated other comprehensive loss, net of taxes of $312
  at March 31, 2000 and $270 at December 31, 1999                             (472)          (397)
                                                                          --------       --------
  Total stockholders' equity                                                15,250         15,576
                                                                          --------       --------

Total liabilities and stockholders' equity                                $144,233       $139,407
                                                                          ========       ========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (In thousands, except share and per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          -----------------
                                                       2000               1999
                                                       ----               ----
Interest income:
 Loans                                               $    1,872         $    1,538
 Securities                                                 642                616
 Federal funds sold                                          77                215
                                                     ----------         ----------
  Total interest income                                   2,591              2,369
                                                     ----------         ----------

Interest expense:
 Deposits                                                   782                879
 Other                                                       51                 18
                                                     ----------         ----------
  Total interest expense                                    833                897
                                                     ----------         ----------

Net interest income                                       1,758              1,472

Provision for loan losses                                    41                (17)
                                                     ----------         ----------

Net interest income after provision
   for loan losses                                        1,717              1,489
                                                     ----------         ----------

Non-interest income:
 Deposit service charges                                    119                117
 Other                                                       54                 55
                                                     ----------         ----------
  Total non-interest income                                 173                172
                                                     ----------         ----------

Non-interest expense:
 Salaries and employee benefits                             632                565
 Occupancy                                                  146                121
 Furniture and equipment                                    103                108
 Data processing                                             82                 87
 Professional fees                                           66                 68
 Other                                                      197                166
                                                     ----------         ----------
  Total non-interest expense                              1,226              1,115
                                                     ----------         ----------

Income before income tax expense                            664                546
Income tax expense                                          269                224
                                                     ----------         ----------

Net income                                           $      395         $      322
                                                     ==========         ==========

Earnings per common share:
    Basic                                            $     0.35         $     0.29
    Diluted                                                0.35               0.28

Weighted average common shares:
    Basic                                             1,118,706          1,122,848
    Diluted                                           1,129,932          1,163,661

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                                            Accumulated
                                                        Additional                             Other           Total
                                               Common     Paid-in    Retained   Treasury   Comprehensive   Stockholders'
                                                Stock     Capital    Earnings     Stock    Income (Loss)       Equity
                                               -------  -----------  ---------  ---------  --------------  --------------
BALANCE, JANUARY 1, 1999                        $  11      $11,351     $3,497      $  --           $ 131         $14,990

Net income                                                                322                                        322
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                    (128)           (128)
                                                                                                                 -------

        Total comprehensive income                                                                                   194

Cash dividends ($0.24 per share)                                         (269)                                      (269)
Shares issued in connection with:
  Directors Compensation Plan                                    1                                                     1
  Dividend Reinvestment Plan                                    65                                                    65
                                                -----      -------     ------      -----           -----         -------
BALANCE, MARCH 31, 1999                         $  11      $11,417     $3,550      $  --           $   3         $14,981
                                                =====      =======     ======      =====           =====         =======

BALANCE, JANUARY 1, 2000                        $  11      $11,510     $4,452      $  --           $(397)        $15,576

Net income                                                                395                                        395
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                     (75)            (75)
                                                                                                                 -------
        Total comprehensive income                                                                                   320

Cash dividends ($0.09 per share)                                          (97)                                       (97)
Purchases of treasury stock (51,991 shares)                                         (589)                           (589)
Shares issued in connection with:
  Directors Compensation Plan                                    3                                                     3
  Dividend Reinvestment Plan                                    37                                                    37
                                                -----      -------     ------      -----           -----         -------

BALANCE, MARCH 31, 2000                         $  11      $11,550     $4,750      $(589)          $(472)        $15,250
                                                =====      =======     ======      =====           =====         =======

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
Operating activities:                                                         2000             1999
                                                                              ----             ----
Net income                                                                  $   395           $   322
Adjustments to reconcile net income
to net cash provided by operating activities:
   Provision for loan losses                                                     41               (17)
   Depreciation and amortization                                                 99                89
   Common stock issued under compensation agreements                              3                 1
   Increase in accrued interest receivable                                      (32)             (104)
   Increase in deferred loan costs                                               (6)              (19)
   Increase in other assets                                                     (84)             (186)
   Decrease in accrued interest payable                                         (13)              (11)
   Increase in other liabilities                                                259               120
                                                                            -------           -------
        Net cash provided by operating activities                               662               195
                                                                            -------           -------

Investing activities:
   Proceeds from maturities of available for sale securities                     --             2,740
   Proceeds from maturities of held to maturity securities                    1,024             1,000
   Purchases of available for sale securities                                    --            (3,500)
   Purchases of held to maturity securities                                      --            (3,505)
   Disbursements for loan originations less principal repayments             (5,362)           (1,603)
   Purchases of bank premises and equipment                                     (20)              (54)
                                                                            -------           -------
        Net cash used in investing activities                                (4,358)           (4,922)
                                                                            -------           -------

Financing activities:
   Net increase in demand, money market and savings deposits                  2,785             6,051
   Net decrease in time deposits                                             (1,857)           (2,344)
   Net increase in securities sold under repurchase agreements                  983             1,880
   Proceeds from Federal Home Loan Bank borrowings                            3,000                 -
   Proceeds from issuance of common stock                                        37                65
   Purchases of treasury stock                                                 (589)               --
   Dividends paid on common stock                                              (102)             (269)
                                                                            -------           -------
        Net cash provided by financing activities                             4,257             5,383
                                                                            -------           -------

Net increase in cash and cash equivalents                                       561               656

Cash and cash equivalents at beginning of period                             11,928            27,312
                                                                            -------           -------

Cash and cash equivalents at end of period                                  $12,489           $27,968
                                                                            =======           =======

Supplemental information:
        Interest paid                                                       $   846           $   908
        Income taxes paid                                                        70               100
                                                                            =======           =======

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc. and Cornerstone Bank (the "Bank"), collectively the "Company". The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three month periods ended March 31, 2000 and 1999, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

NOTE C - SEGMENT INFORMATION

     Public companies are required to report certain financial information about significant revenue-producing segments of the business for which sufficient information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Bank's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company's only operating segment for financial reporting purposes.

Item 2. Management's Discussion and Analysis of
-----------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------
(dollars in thousands)

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements by the Company regarding expectations for earnings, credit quality and other financial and business matters. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing, other actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, customer deposit disintermediation, changes in customers' acceptance of the Company's products and services, and the extent and timing of legislative and regulatory actions and reforms.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

General

     Total assets increased from $139,407 at December 31, 1999 to $144,233 at March 31, 2000, an increase of $4,826 (or 4%). The increase reflects loan growth of $5,327 and an increase of $561 in cash and cash equivalents, partially offset by a decrease of $1,032 in securities held to maturity. The asset growth was funded principally from Federal Home Loan Bank ("FHLB") borrowings of $3,000, repurchase agreement borrowings of $983 and an increase of $928 in deposits. A portion of this funding ($589) was also used to purchase 51,991 treasury shares under the Company's program, announced in December 1999, to repurchase up to 100,000 common shares.

Loans

     The net loan portfolio increased from $78,038 at December 31, 1999 to $83,365 at March 31, 2000, an increase of $5,327 (or 7%). (For purposes of this discussion, loan amounts are referenced net of unearned income/deferred costs and allowance for loan losses.) The increase in the loan portfolio in the first quarter of 2000 reflects increases in non-residential and commercial loans, partially offset by decreases in residential mortgage loans and other categories. Non-residential loans increased from $25,470 at December 31, 1999 to $29,523 at March 31, 2000, an increase of $4,053 (or 16%). Commercial loans increased from $9,604 at December 31, 1999 to $11,844 at March 31, 2000, an increase of $2,240 (or 23%). Over 50% of the increase in non-residential and commercial loans was due to the origination of one large loan in each category. Residential mortgage loans decreased from $35,501 at December 31, 1999 to $34,837 at March 31, 2000, a decrease of $664 (or 2%). Construction loans decreased from $6,022 at December 31, 1999 to $5,800 at March 31, 2000, a decrease of $222 (or 4%).

Major classifications of loans at March 31, 2000 and December 31, 1999 were as follows:


                                 March 31, 2000   December 31, 1999
                                 ---------------  ------------------

Loans secured by real estate:
     Residential                        $34,837             $35,501
     Non-residential                     29,523              25,470
     Construction                         5,800               6,022
Commercial loans                         11,844               9,604
Consumer and other loans                  2,988               3,026
                                        -------             -------

Total  loans                             84,992              79,623
Allowance for loan losses                (1,674)             (1,626)
Deferred loan costs, net                     47                  41
                                        -------             -------
Total loans, net                        $83,365             $78,038
                                        =======             =======

Non-performing Loans and the Allowance for Loan Losses

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

The following table sets forth information with respect to non-performing loans at the dates indicated.

                                                       March 31, 2000      December 31, 1999
                                                       --------------      -----------------
Loans on nonaccrual status:
  Loans secured by real estate                              $  480               $  388
                                                            ------               ------

Loans on accrual status:
   Loans secured by real estate                                  4                   50
   Commercial loans                                            105                    9
   Consumer and other loans                                      -                   13
                                                            ------               ------
                                                               109                   72
                                                            ------               ------

Total loans past due 90 days or more                           589                  460

Real estate secured loans current or past due
  less than 90 days, for which interest payments
  are being applied to reduce principal balances               716                  846
                                                            ------               ------

Total non-performing loans                                  $1,305               $1,306
                                                            ======               ======

     The following table sets forth changes in the allowance for loan losses for the periods indicated.


                                 Three Months Ended
                                      March 31,
                                 ------------------
                                    2000     1999
                                    ----     ----

Balance at beginning of period     $1,626   $1,733
Provision for loan losses              41      (17)
Charge-offs                            --       --
Recoveries                              7        9
                                   ------   ------
Balance at end of period           $1,674   $1,725
                                   ======   ======

Securities

     Total securities decreased from $43,169 at December 31, 1999 to $42,018 at March 31, 2000, a decrease of $1,151 (or 3%). The decrease in the securities portfolio was primarily due to maturities of securities held to maturity which were used to fund a portion of the loan growth in the first quarter.

     The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                            March 31, 2000                  December 31, 1999
                                      -------------------------       ----------------------------
                                                      Estimated                          Estimated
                                      Amortized          Fair         Amortized             Fair
                                        Cost            Value           Cost               Value
                                      ---------       ---------       ---------          ---------
Available for sale
------------------
U.S. Agency securities                 $26,023         $25,238         $26,024            $25,357
                                       =======         =======         =======            =======

Held to maturity
----------------
U.S. Agency securities                 $14,704         $14,250         $14,735            $14,313
U.S. Treasury securities                 2,001           1,997           3,002              2,997
Other                                       75              75              75                 75
                                       -------         -------         -------            -------

Total                                  $16,780         $16,322         $17,812            $17,385
                                       =======         =======         =======            =======

     Pledged securities amounted to $10,051 and $10,766 at December 31, 1999 and March 31, 2000, respectively.

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

     The following table indicates the composition of deposits at the dates indicated.

                                           March 31, 2000  December 31, 1999
                                           --------------  -----------------
Demand deposits (non-interest bearing)        $ 28,913           $ 25,177
Money market demand and NOW accounts            21,680             21,058
Regular, club and money  market savings         26,614             28,187
Time deposits                                   43,003             44,860
                                              --------           --------

Total                                         $120,210           $119,282
                                              ========           ========

     Total deposits increased from $119,282 at December 31, 1999 to $120,210 at March 31, 2000, an increase of $928 (or 1%). Demand deposits increased from $25,177 at December 31, 1999 to $28,913 at March 31, 2000, an increase of $3,736 (or 15%). Money market demand and NOW accounts increased from $21,058 at December 31, 1999 to $21,680 at March 31, 2000, an increase of $622 (or 3%). These increases were partially offset by a decrease in time deposits from $44,860 at December 31, 1999 to $43,003 at March 31, 2000, a decrease of $1,857
(or 4%). Approximately $1.5 million of the decrease in time deposits was attributable to maturities and withdrawals of accounts opened during the last three quarters of 1995 in connection with a promotion. Certificates of deposit in denominations of $100 or more were $9,820 at December 31, 1999 compared to $9,791 at March 31, 2000, a decrease of $29. Regular, club and money market savings decreased from $28,187 at December 31, 1999 to $26,614 at March 31, 2000, a decrease of $1,573 (or 6%).

Liquidity and Capital Resources

     At March 31, 2000, total short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $32,176. The liquidity of the Company is measured by the ratio of net cash, short term, and marketable assets to net deposits and short term liabilities. The liquidity ratio at March 31, 2000 was 36.05%, primarily due to the large available for sale portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     Net cash provided by operating activities was $662 for the three months ended March 31, 2000 as compared to $195 for the three months ended March 31, 1999. Compared to the first quarter of 1999, cash used in investing activities decreased primarily due to 1999 purchases of held to maturity securities, partially offset by increased net disbursements for loan originations in the current quarter. The decrease in net cash provided by financing activities primarily resulted from lower net deposit inflows in the current quarter, partially offset by higher borrowings. Cash and cash equivalents increased $561 for the three months ended March 31, 2000.

     At March 31, 2000, the Company had outstanding loan commitments under unused lines of credit approximating $12,544 and outstanding letters of credit approximating $170.

     At December 31, 1999 and March 31, 2000, the Company's consolidated leverage capital ratio was equal to 11.1%. At December 31, 1999 and March 31, 2000, the Company's consolidated Tier 1 risk-based capital ratio was 18.4% and 16.7%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 1999 and March 31, 2000 was 19.6% and 18.0%, respectively. These ratios exceeded the stated minimum regulatory requirements. The Bank's regulatory capital ratios at March 31, 2000 were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2000 versus March 31, 1999

Net Income. Net income was $322 for the three months ended March 31, 1999 compared to $395 for the three months ended March 31, 2000, an increase of $73 (or 23%). Diluted earnings per share were $0.28 for the three months ended March 31, 1999 and $0.35 for the three months ended March 31, 2000 based on weighted average shares of 1,163,661 and 1,129,932, respectively. The annualized return on average common stockholders' equity (R.O.E) was 8.57% and 10.22% for the three months ended March 31, 1999 and March 31, 2000, respectively. The annualized return on average assets was 0.94% for the three months ended March 31, 1999 and 1.12% for the three months ended March 31, 2000.

     Higher net income for the three months ended March 31, 2000 was principally due to increased net interest income (reflecting an increase in interest income and a reduction in interest expense) which was partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

     Net interest income was $1,472 for the three months ended March 31, 1999 compared to $1,758 for the three months ended March 31, 2000, an increase of $286 (or 19%). Higher loan and securities volume as well as higher interest rates on federal funds resulted in increased interest income. The rolloff of higher priced certificates of deposit resulted in decreased interest expense. The average yield on interest-earning assets increased 51 basis points for the three months ended March 31, 2000 compared to March 31, 1999, while the average rate paid on interest-bearing liabilities decreased 28 basis points. These changes resulted in a 79 basis point increase in the net interest margin for the three months ended March 31, 2000 compared to March 31, 1999. The higher asset yields reflect a shift in asset mix to higher yielding loans, as well as recent increases in market interest rates. The lower funding costs reflect the maturity or withdrawal of higher priced deposit accounts.

Interest Income. Average earning assets for the three months ended March 31, 1999 were $129,460 compared to $131,519 for the three months ended March 31, 2000, an increase of $2,059(or 2%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,369 for the three months ended March 31, 1999 and $2,591 for the three months ended March 31, 2000, representing an increase of $222 (or 9%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended March 31, 1999 were $70,405 compared to $82,914 during the three months ended March 31, 2000, an increase of $12,509 (or 18%). Interest on loans was $1,538 for the three months ended March 31, 1999 compared to $1,872 for the three months ended March 31, 2000, an increase of $334 (or 22%). The increase in loan income primarily reflects the increase in loan volume for the three months ended March 31, 2000 compared to March 31, 1999.

     Average investments in securities and federal funds sold were $59,055 for the three months ended March 31, 1999 compared to $48,605 for the three months ended March 31, 2000, a decrease of $10,450

(or 18%). Related income decreased from $829 for the three months ended March 31, 1999 to $719 for the three months ended March 31, 2000, a decrease of $110 (or 13%). Average investments in securities, not including federal funds, increased by $3,000 (or 8%) during the three months ended March 31, 2000 while average federal funds sold decreased by $13,450 (or 71%). The decrease in income from securities and federal funds was primarily due to the reduced volume of federal funds sold and a reduction in yields on securities which was partially offset by increasing rates of interest earned on federal funds and increased securities volume.

Interest Expense. Interest expense was $897 for the three months ended March 31, 1999 compared to $833 for the three months ended March 31, 2000, a 7% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended March 31, 1999 were $98,451 compared to $97,847 during the three months ended March 31, 2000, a decrease of $604 (or 1%). The decline in average interest-bearing liabilities was primarily due to the decline in average time deposits. The lower volume resulted in an overall decline in interest expense for the three months ended March 31, 2000 compared to March 31, 1999.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The provision for loan losses was ($17) for the three months ended March 31, 1999 and $41 for the three months ended March 31, 2000. As of March 31, 2000, the allowance for loan losses was $1,674 or 1.97% of gross loans, compared to $1,626 or 2.04% of gross loans at December 31, 1999.

     At March 31, 2000, the Company had $1,305 of nonperforming loans, including $480 of nonaccrual loans and $109 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances, were $716 at March 31, 2000. At December 31, 1999, the Company had $1,306 of nonperforming loans, including $388 of nonaccrual loans and $72 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances, were $846 at December 31, 1999.

Non-interest Income. Non-interest income was $172 for the three months ended March 31, 1999 compared to $173 for the three months ended March 31, 2000.

Non-interest Expense. Total non-interest expenses were $1,115 for the three months ended March 31, 1999 and $1,226 for the three months ended March 31, 2000, an increase of $111 (or 10%).

     A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:

                                   Three Months Ended
                                        March 31,           2000 vs 1999
                                   ------------------    -------------------
Category                             2000       1999     $ Change   % Change
                                     ----       ----     --------   --------
Salaries and employee benefits     $  632     $  565         $ 67      12%
Occupancy                             146        121           25      21
Furniture and equipment               103        108           (5)     (5)
Other categories                      345        321           24       8
                                   ------     ------         ----
Total non-interest expense         $1,226     $1,115         $111      10%
                                   ======     ======         ====      ==

     The increase in salaries and employee benefits resulted from the addition of seven employees, salary increases and increased cost of benefits. On May 17, 1999, the Bank opened its fifth branch which is located in Norwalk, Connecticut. The increase in occupancy expense primarily resulted from additional rent and depreciation associated with the Norwalk branch. The increase in other non-interest expense categories was also primarily related to the Norwalk branch.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income):


                                        Three Months Ended
                                             March 31,
                                        ------------------
Category                                 2000        1999
                                        -----       -----

Salaries and employee benefits          22.87%      22.24%
Occupancy                                5.28        4.76
Furniture and equipment                  3.73        4.25
Other categories                        12.48       12.63
                                        -----       -----
Total non-interest expense              44.36%      43.88%
                                        =====       =====

Income Taxes. The provision for income taxes increased from $224 for the three months ended March 31, 1999 to $269 for the three months ended March 31, 2000, an increase of $45 (or 20%). The increase in income taxes was principally due to the increase in pre-tax income.

YEAR 2000

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

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     Exhibit No.                   Description
     -----------                   -----------

     27.1                          Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                  (Registrant)



DATE: May 4, 2000                    /s/ Norman H. Reader
--------------------------           ------------------------------------------
                                     Norman H. Reader
                                     President and Chief Executive Officer


DATE: May   4, 2000                  /s/ Leigh A. Hardisty
--------------------------           ------------------------------------------
                                     Leigh A. Hardisty
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.      Description

27.1             Financial Data Schedule (1)

(1) Filed herewith