Form 10QSB
period 2000-06-30
CORNERSTONE BANCORP INC
filed 2000-08-10
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                                -------------

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT of 1934
                    For the transition period from      to


                        Commission file number: 0-25465

                         CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           CONNECTICUT                                    06-1524044
  ---------------------------------------   -------------------------------
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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                      ---

The number of shares outstanding of the issuer's common stock as of July 31, 2000 was 1,138,750.

Transitional Small Business Disclosure Format (check one): Yes___    No  X
                                                                        ---

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item 1.  Financial Statements (Unaudited)
-----------------------------
                                                                                                    PAGE
                                                                                                    ----

     Consolidated Statements of Condition
     June 30, 2000 and December 31, 1999.............................................................  1

     Consolidated Statements of Income
     Three Months Ended June 30, 2000 and June 30, 1999..............................................  2

     Consolidated Statements of Income
     Six Months Ended June 30, 2000 and June 30, 1999................................................  3

     Consolidated Statements of Changes in Stockholders' Equity
     Six Months Ended June 30, 2000 and June 30, 1999................................................  4

     Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2000 and June 30, 1999................................................  5

     Notes to Consolidated Financial Statements......................................................  6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
     of Financial Condition and Results of Operations............................................  7- 16
     ------------------------------------------------

                                               PART II - Other Information

Item 1. Legal Proceedings........................................................................   None
-------------------------

Item 2. Changes in Securities and Use of Proceeds................................................   None
-------------------------------------------------

Item 3. Defaults upon Senior Securities..........................................................   None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders......................................     16
-----------------------------------------------------------

Item 5. Other Information........................................................................   None
-------------------------

Item 6. Exhibits and Reports on Form 8-K..........................................................    17
----------------------------------------

Signatures........................................................................................    18

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                (In thousands, except share and per share data)
                                  (unaudited)

                                                                        June 30,    December 31,
                                                                          2000         1999
                                                                        ---------      ---------
Assets

Cash and due from banks                                                  $  8,759       $ 11,928
Federal funds sold                                                          7,196             --
                                                                         --------       --------
  Cash and cash equivalents                                                15,955         11,928
Available for sale securities, at fair value                               24,322         25,357
Held to maturity securities (fair value of $15,321 at June 30, 2000
  and $17,385 at December 31, 1999)                                        15,727         17,812
Loans, net of allowance for loan losses of $1,800 at June 30, 2000
  and $1,626 at December 31, 1999                                          91,529         78,038
Accrued interest receivable                                                 1,142          1,097
Federal Home Loan Bank stock, at cost                                         419            419
Bank premises and equipment, net                                            2,808          2,961
Other assets                                                                1,891          1,795
                                                                         --------       --------
Total assets                                                             $153,793       $139,407
                                                                         ========       ========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                          $ 32,013       $ 25,177
  Money market demand and NOW                                              25,668         21,058
  Regular, club and money market savings                                   26,577         28,187
  Time                                                                     43,303         44,860
                                                                         --------       --------
  Total deposits                                                          127,561        119,282
Securities sold under repurchase agreements                                 5,079          3,768
Federal Home Loan Bank borrowings                                           5,000             --
Accrued interest payable                                                      124            135
Other liabilities                                                             624            646
                                                                         --------       --------
     Total liabilities                                                    138,388        123,831
                                                                         --------       --------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
  5,000,000 shares; issued 1,136,012 shares at June 30, 2000
 and 1,129,599 shares at December 31, 1999                                     11             11
Additional paid-in capital                                                 11,581         11,510
Retained earnings                                                           5,082          4,452
Treasury stock, at cost (74,265 shares at June 30, 2000)                     (852)            --
Accumulated other comprehensive loss, net of taxes of $282
  at June 30, 2000 and $270 at December 31, 1999                             (417)          (397)
                                                                         --------       --------
  Total stockholders' equity                                               15,405         15,576
                                                                         --------       --------

 Total liabilities and stockholders' equity                              $153,793       $139,407
                                                                         ========       ========

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                (In thousands, except share and per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            2000         1999
                                                        ----------   ----------
Interest income:
  Loans                                                 $    2,070   $    1,632
  Securities                                                   623          672
  Federal funds sold                                           102          165
                                                        ----------   ----------
    Total interest income                                    2,795        2,469
                                                        ----------   ----------

Interest expense:
  Deposits                                                     790          862
  Federal Home Loan Bank borrowings                             88           --
  Other                                                         32           19
                                                        ----------   ----------
    Total interest expense                                     910          881
                                                        ----------   ----------

Net interest income                                          1,885        1,588

Provision for loan losses                                      102            5
                                                        ----------   ----------
Net interest income after provision for loan losses          1,783        1,583
                                                        ----------   ----------

Non-interest income:
 Deposit service charges                                       112          108
 Loss on sales of securities                                   (14)          --
 Other                                                          82          106
                                                        ----------   ----------
    Total non-interest income                                  180          214
                                                        ----------   ----------

Non-interest expense:
  Salaries and employee benefits                               613          591
  Occupancy                                                    141          132
  Furniture and equipment                                      109          113
  Data processing                                               81           91
  Professional fees                                             50           55
  Other                                                        237          281
                                                        ----------   ----------
    Total non-interest expense                               1,231        1,263
                                                        ----------   ----------

Income before income tax expense                               732          534
Income tax expense                                             294          221
                                                        ----------   ----------

Net income                                              $      438   $      313
                                                        ==========   ==========

Earnings per common share:
     Basic                                              $     0.41   $     0.28
     Diluted                                                  0.40         0.27

Weighted average common shares:
     Basic                                               1,074,074    1,124,904
     Diluted                                             1,090,725    1,157,030

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (In thousands, except share and per share data)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
Interest income:
  Loans                                                 $    3,942   $    3,170
  Securities                                                 1,266        1,289
  Federal funds sold                                           179          379
                                                        ----------   ----------
    Total interest income                                    5,387        4,838
                                                        ----------   ----------
Interest expense:
  Deposits                                                   1,572        1,741
  Federal Home Loan Bank borrowings                            116           --
  Other                                                         55           37
                                                        ----------   ----------
    Total interest expense                                   1,743        1,778
                                                        ----------   ----------

 Net interest income                                         3,644        3,060

 Provision for loan losses                                     143          (12)
                                                        ----------   ----------

Net interest income after provision for loan losses          3,501        3,072
                                                        ----------   ----------

Non-interest income:
 Deposit service charges                                       231          225
 Loss on sales of securities                                   (14)          --
 Other                                                         135          161
                                                        ----------   ----------
   Total non-interest income                                   352          386
                                                        ----------   ----------

Non-interest expense:
   Salaries and employee benefits                            1,245        1,156
   Occupancy                                                   287          252
   Furniture and equipment                                     211          221
   Data processing                                             163          178
   Professional fees                                           116          123
   Other                                                       435          447
                                                        ----------   ----------
   Total non-interest expense                                2,457        2,377
                                                        ----------   ----------

Income before income tax expense                             1,396        1,081
Income tax expense                                             563          446
                                                        ----------   ----------

 Net income                                              $     833   $      635
                                                        ==========   ==========

Earnings per common share:
    Basic                                                $    0.76   $     0.57
    Diluted                                                   0.75         0.54

Weighted average common shares:
    Basic                                                1,094,961    1,123,490
    Diluted                                              1,108,697    1,167,550

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                                             Accumulated
                                                          Additional                             Other        Total
                                                Common    Paid-in      Retained   Treasury   Comprehensive    Stockholders'
                                                Stock     Capital      Earnings   Stock      Income (Loss)    Equity
                                                -----     -------      --------   --------   -------------    -------------
BALANCE, JANUARY 1, 1999                        $  11     $11,351      $ 3,497    $    --    $      131         $14,990

Net income                                                                 635                                      635
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                   (289)           (289)
                                                                                                                -------
        Total comprehensive income                                                                                  346

Cash dividends ($0.30 per share)                                          (336)                                    (336)
Shares issued in connection with:
  Directors Compensation Plan                                   3                                                     3
  Dividend Reinvestment Plan                                   96                                                    96
                                                -----     -------      -------    -------    ----------         -------
BALANCE, JUNE 30, 1999                          $  11     $11,450      $ 3,796    $    --    $     (158)        $15,099
                                                =====     =======      =======    =======    ==========         =======

BALANCE, JANUARY 1, 2000                        $  11     $11,510      $ 4,452    $    --    $     (397)        $15,576

Net income                                                                 833                                      833
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                    (20)            (20)
                                                                                                                -------
        Total comprehensive income                                                                                  813

Cash dividends ($0.19 per share)                                          (203)                                    (203)
Purchases of treasury stock (74,265 shares)                                          (852)                         (852)
Shares issued in connection with:
  Directors Compensation Plan                                   6                                                     6
  Dividend Reinvestment Plan                                   65                                                    65
                                                -----     -------      -------    -------    ----------         -------
BALANCE, JUNE 30, 2000                          $  11     $11,581      $ 5,082    $  (852)   $     (417)        $15,405
                                                =====     =======      =======    =======    ==========         =======

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
Operating activities:                                                    2000               1999
                                                                         ----               ----
Net income                                                           $    833           $    635
Adjustments to reconcile net income
to net cash provided by operating activities:
 Provision for loan losses                                                143                (12)
 Depreciation and amortization                                            196                192
 Common stock issued under compensation agreements                          6                  3
 Increase in accrued interest receivable                                  (45)              (103)
 Increase in deferred loan costs                                           --                 (7)
 Increase in other assets                                                 (84)              (345)
 Decrease in accrued interest payable                                     (11)               (18)
 Increase(decrease) in other liabilities                                  (26)                40
 Loss on sale of securities                                               (14)                --
                                                                     --------           --------
     Net cash provided by operating activities                            998                385
                                                                     --------           --------

Investing activities:
  Proceeds from sales of available for sale securities                  1,014                 --
  Proceeds from maturities of available for sale securities                --              6,245
  Proceeds from maturities of held to maturity securities               2,070              2,000
  Purchases of available for sale securities                               --             (3,500)
  Purchases of held to maturity securities                                 --            (11,788)
  Disbursements for loan originations less principal repayments       (13,634)              (572)
  Purchases of bank premises and equipment                                (25)              (350)
                                                                     --------           --------
     Net cash used in investing activities                            (10,575)            (7,965)
                                                                     --------           --------

Financing activities:
  Net increase in demand, money market and savings deposits             9,836              7,092
  Net decrease in time deposits                                        (1,557)            (3,153)
  Net increase in securities sold under repurchase agreements           1,311              1,311
  Proceeds from Federal Home Loan Bank borrowings                       5,000                 --
  Proceeds from issuance of common stock                                   65                 96
  Purchases of treasury stock                                            (852)                --
  Dividends paid on common stock                                         (199)              (336)
                                                                     --------           --------
     Net cash provided by financing activities                         13,604              5,010
                                                                     --------           --------

Net increase (decrease) in cash and cash equivalents                    4,027             (2,570)

Cash and cash equivalents at beginning of period                       11,928             27,312
                                                                     --------           --------

Cash and cash equivalents at end of period                           $ 15,955           $ 24,742
                                                                     ========           ========

Supplemental information:
     Interest paid                                                   $  1,754           $  1,796
     Income taxes paid                                                    637                565
                                                                     ========           ========

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc. and Cornerstone Bank (the "Bank"), collectively the "Company". The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six month periods ended June 30, 2000 and 1999, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

FINANCIAL CONDITION

General

     Total assets increased from $139,407 at December 31, 1999 to $153,793 at June 30, 2000, an increase of $14,386 (or 10%). The increase reflects loan growth of $13,491 and an increase of $4,027 in cash and cash equivalents, partially offset by decreases of $2,085 in securities held to maturity and $1,035 in securities available for sale. The asset growth was funded principally from an increase of $8,279 in deposits, Federal Home Loan Bank ("FHLB") borrowings of $5,000 and repurchase agreement borrowings of $1,311. A portion of this funding ($852) was also used to purchase 74,265 treasury shares under the Company's program, announced in December 1999, to repurchase up to 100,000 common shares.

Loans

     The net loan portfolio increased from $78,038 at December 31, 1999 to $91,529 at June 30, 2000, an increase of $13,491 (or 17%). The increase in the loan portfolio in the first six months of 2000 primarily reflects increases in non-residential, residential and commercial loans, which were partially offset by a decrease in construction loans. Non-residential loans increased from $25,470 at December 31, 1999 to $35,354 at June 30, 2000, an increase of $9,884
(or 39%). Residential loans increased from $35,501 at December 31, 1999 to $38,634 at June 30, 2000, an increase of $3,133 (or 9%). Commercial loans increased from $9,604 at December 31, 1999 to $11,342 at June 30, 2000, an increase of $1,738 (or 18%). Loan originations in the second quarter of 2000 continued to reflect an upswing in loan demand and consequently volume that began in the third quarter of 1999 for all loan types (except construction loans). Construction loans decreased from $6,022 at December 31, 1999 to $4,848 at June 30, 2000, a decrease of $1,174 (or 19%)due to the payoff of two construction loans totaling $1,400 during the six months ended June 30, 2000.

Major classifications of loans at June 30, 2000 and December 31, 1999 were as follows:

                                 June 30, 2000         December 31, 1999
                                 --------------        ------------------
Loans secured by real estate:
     Residential                       $38,634             $35,501
     Non-residential                    35,354              25,470
     Construction                        4,848               6,022
Commercial loans                        11,342               9,604
Consumer and other loans                 3,110               3,026
                                       -------             -------

Total loans                             93,288              79,623
Allowance for loan losses               (1,800)             (1,626)
Deferred loan costs, net                    41                  41
                                       -------             -------
Total loans, net                       $91,529             $78,038
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

The following table sets forth information with respect to non-performing loans at the dates indicated.

                                                    June 30, 2000       December 31, 1999
                                                    -------------       -----------------
Loans on nonaccrual status:
  Loans secured by real estate                      $  371                    $  388
  Commercial loans                                     460                         -
                                                    ------                    ------
                                                       831                       388
                                                    ------                    ------

Loans on accrual status:
   Loans secured by real estate                          4                        50
   Commercial loans                                     --                         9
   Consumer and other loans                              -                        13
                                                    ------                    ------
                                                         4                        72
                                                    ------                    ------

Total loans past due 90 days or more                   835                       460

Real estate secured loans current or past due
  less than 90 days, for which interest payments
  were being applied to reduce principal balances      319                       846
                                                    ------                    ------

Total non-performing loans                          $1,154                    $1,306
                                                    ======                    ======

    The decline in real estate secured loans for which interest payments were being applied to principal (from $846 at December 31, 1999 to $319 at June 30,
2000) was primarily due to management's decision in the second quarter to return loans amounting to $471 to accrual status due to the borrowers' continuing payment performance. The increase in nonaccrual commercial loans of $460 primarily represents loans to one borrower placed on nonaccrual status during the second quarter of 2000.

    The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                            Six  Months Ended    Three Months Ended
                                                 June 30,            June 30,
                                            ------------------  -----------------
                                             2000      1999      2000        1999
                                             ----      ----      ----        ----
Balance at beginning of period               $1,626    $1,733    $1,674      $1,725
Provision for loan losses                       143       (12)      102           5
Charge-offs                                     (10)      (27)      (10)        (27)
Recoveries                                       41        15        34           6
                                             ------    ------    ------      ------
Balance at end of period                     $1,800    $1,709    $1,800      $1,709
                                             ======    ======    ======      ======

Securities

    Total securities decreased from $43,169 at December 31, 1999 to $40,049 at June 30, 2000, a decrease of $3,120 (or 7%). The decrease in the securities portfolio was primarily due to maturities of securities held to maturity and sales of securities available for sale which were used to meet short term cash needs and fund a portion of the loan growth.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                     June  30, 2000                December 31, 1999
                               ------------------------        ------------------------
                                              Estimated                       Estimated
                               Amortized        Fair           Amortized         Fair
                                  Cost         Value              Cost          Value
                               ---------      -------          ---------      --------
Available for sale
------------------
U.S. Agency securities         $25,021        $24,322          $26,024        $25,357
                               =======        =======          =======        =======

Held to maturity
----------------
U.S. Agency securities         $14,652        $14,247          $14,735        $14,313
U.S. Treasury securities         1,000            999            3,002          2,997
Other                               75             75               75             75
                               -------        -------          -------        -------

Total                          $15,727        $15,321          $17,812        $17,385
                               =======        =======          =======        =======

     Pledged securities amounted to $10,051 and $10,461 at December 31, 1999 and June 30, 2000, respectively.

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

     The following table indicates the composition of deposits at the dates indicated.

                                           June 30, 2000  December 31, 1999
                                           -------------  -----------------
Demand deposits (non-interest bearing)        $ 32,013          $ 25,177
Money market demand and NOW accounts            25,668            21,058
Regular, club and money  market savings         26,577            28,187
Time deposits                                   43,303            44,860
                                              --------          --------

Total                                         $127,561          $119,282
                                              ========          ========

     Total deposits increased from $119,282 at December 31, 1999 to $127,561 at June 30, 2000, an increase of $8,279 (or 7%). Demand deposits increased from $25,177 at December 31, 1999 to $32,013 at June 30, 2000, an increase of
$6,836 (or 27%). Money market demand and NOW accounts increased from $21,058 at December 31, 1999 to $25,668 at June 30, 2000, an increase of $4,610 (or 22%).
The increase in demand deposits at June 30, 2000 was attributable to the Bank's focus on lower cost demand deposits, as well as funding to cover incoming cashier's checks. The increase in money market, demand and NOW accounts was attributable to activity associated with attorney/trustee accounts. These increases were partially offset by a decrease in regular, club and money market savings from $28,187 at December 31, 1999 to $26,577 at June 30, 2000, a decrease of $1,610 (or 6%) as well as a decrease in time deposits from $44,860 at December 31, 1999 to $43,303 at June 30, 2000, a decrease of $1,557 (or 3%).
Approximately $1.5 million of the decrease in time deposits was attributable to maturities and withdrawals of accounts opened during the last three quarters of 1995 in connection with a promotion. The decrease in regular, club and money market savings was attributable to normal customer activity. Certificates of deposit in denominations of $100 or more were $9,820 at December 31, 1999 compared to $10,336 at June 30, 2000, an increase of $516.

Liquidity and Capital Resources

     At June 30, 2000, total short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $32,517. The liquidity of the Company is measured by the ratio of net cash, short term investments, and marketable assets to net deposits and short term liabilities. The liquidity ratio at June 30, 2000 was 34%, primarily due to the large available for sale portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     Net cash provided by operating activities was $1,012 for the six months ended June 30, 2000 as compared to $385 for the six months ended June 30, 1999. Compared to the first half of 1999, cash used in investing activities increased $2,610 primarily due to increased net disbursements for loan originations in 2000, partially offset by 1999 purchases of held to maturity securities. The increase in net cash provided by financing activities of $8,594 primarily resulted from higher borrowings and deposit inflows in the current year. Cash and cash equivalents increased $4,027 for the six months ended June 30, 2000.

     At June 30, 2000, the Company had outstanding loan commitments under unused lines of credit approximating $13,654 and outstanding letters of credit approximating $147.

       At December 31, 1999 and June 30, 2000, the Company's consolidated leverage capital ratio was 11.1% and 10.7%, respectively. At December 31, 1999 and June 30, 2000, the Company's consolidated Tier 1 risk-based capital ratio was 18.4% and 15.4%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 1999 and June 30, 2000 was 19.6% and 16.6%, respectively. These ratios exceeded the stated minimum regulatory requirements. The lower capital ratios at June 30, 2000 reflect the growth in the loan portfolio and the stock repurchase program in 2000, as well as an increase in total risk-weighted caused by a reduction in cash and cash reserves at the Federal Reserve Bank of New York which were unusually high at the end of 1999 due to year 2000 concerns. The Bank's regulatory capital ratios at June 30, 2000 were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2000 versus June 30, 1999

NET INCOME. Net income was $313 for the three months ended June 30, 1999 compared to $438 for the three months ended June 30, 2000, an increase of $125 (or 40%). Diluted earnings per share were $0.27 for the three months ended June 30, 1999 and $0.40 for the three months ended June 30, 2000 based on weighted average shares of 1,157,030 and 1,090,725, respectively. The annualized return on average common stockholders' equity (R.O.E) was 8.29% and 11.30% for the three months ended June 30, 1999 and June 30, 2000, respectively. The annualized return on average assets was 0.89% for the three months ended June 30, 1999 and 1.18% for the three months ended June 30, 2000.

     Higher net income for the three months ended June 30, 2000 was principally due to increased net interest income which was partially offset by increases in the provision for loan losses and income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

    Net interest income was $1,588 for the three months ended June 30, 1999 compared to $1,885 for the three months ended June 30, 2000, an increase of $297 (or 19%). Higher loan volume resulted in increased interest income while the rolloff of higher priced certificates of deposit resulted in decreased interest expense on deposits. This decrease was partially offset by interest expense on FHLB borrowings and an increase in other interest expense. The average yield on interest-earning assets increased 58 basis points for the three months ended June 30, 2000 compared to June 30, 1999, while the average rate paid on interest-bearing liabilities remained unchanged. These changes resulted in a 63 basis point increase in the net interest margin for the three months ended June 30, 2000 compared to June 30, 1999. The higher asset yields reflect increased loan volume as well as increases in market interest rates. The stable funding costs reflect the maturity or withdrawal of higher priced deposit accounts, partially offset by the effect of the increased volume of borrowed funds during the second quarter of 2000.

Interest Income. Average earning assets for the three months ended June 30, 1999 were $131,125 compared to $137,840 for the three months ended June 30, 2000, an increase of $6,715 (or 5%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,469 for the three months ended June 30, 1999 and $2,795 for the three months ended June 30, 2000, representing an increase of $326 (or 13%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended June 30, 1999 were $70,936 compared to $89,680 during the three months ended June 30, 2000, an increase of $18,744 (or 26%). Interest on loans was $1,632 for the three months ended June 30, 1999 compared to $2,070 for the three months ended June 30, 2000, an increase of $438 (or 27%). The increase in loan income reflects the increase in loan volume for the three months ended June 30, 2000 compared to June 30, 1999.

    Average investments in securities and federal funds sold were $60,189 for the three months ended June 30, 1999 compared to $48,160 for the three months ended June 30, 2000, a decrease of $12,029 (or 20%). Related income decreased from $837 for the three months ended June 30, 1999 to $725 for the three months ended June 30, 2000, a decrease of $112 (or 13%). Average investments in securities, not including federal funds, decreased by $4,388 (or 10%) during the three months ended June 30, 2000, while average federal funds sold decreased by $7,641 (or 54%). The decrease in income from securities and federal funds sold was primarily due to the reduced volume in both categories, partially offset by increasing rates of interest earned on federal funds sold.

Interest Expense. Interest expense was $881 for the three months ended June 30, 1999 compared to $910 for the three months ended June 30, 2000, a 3% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 1999 were $99,886 compared to $103,108 during the three months ended June 30, 2000, an increase of $3,222 (or 3%). Increased interest expense was primarily due to the increased volume of non-maturity deposits, FHLB borrowings and repurchase agreements which was partially offset by the declining volume of time deposits.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The provision for loan losses was $5 for the three months ended June 30, 1999 and $102 for the three months ended June 30, 2000, primarily reflecting continuing loan growth in 2000. As of June 30, 2000, the allowance for loan losses was $1,800 or 1.93% of gross loans, compared to $1,626 or 2.04% of gross loans at December 31, 1999.

     At June 30, 2000, the Company had $1,154 of nonperforming loans, including $831 of nonaccrual loans and $4 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances, were $319 at June 30, 2000. At December 31, 1999, the Company had $1,306 of nonperforming loans, including $388 of nonaccrual loans and $72 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances, were $846 at December 31, 1999.

Non-interest Income. Non-interest income was $214 for the three months ended June 30, 1999 compared to $180 for the three months ended June 30, 2000, a decrease of $34 (or 16%). During the three months ended June 30, 2000, the Bank sold one available for sale security at a loss of $14. The decline in other non-interest income of $24 (or 23%) during the three months ended June 30, 2000 reflects one-time service charges on loans amounting to $25 which were collected during the quarter ended June 30, 1999.

Non-interest Expense. Total non-interest expenses were $1,231 for the three months ended June 30, 1999 and $1,263 for the three months ended June 30, 2000, a decrease of $32 (or 3%).

     A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:

                                   Three Months Ended
                                       June 30,              2000 vs 1999
                                   ------------------    -------------------
Category                            2000      1999       $ Change   % Change
                                    ----      ----       --------   --------
Salaries and employee benefits     $  613    $  591        $ 22         4%
Occupancy                             141       132           9         7
Furniture and equipment               109       113          (4)       (4)
Other categories                      368       427         (59)      (14)
                                   ------    ------        ----
Total non-interest expense         $1,231    $1,263        $(32)       (3)%
                                   ======    ======        ====       ===

     The increase in salaries and employee benefits was due to the addition of four employees and associated benefits. In May 1999, the Bank opened its fifth branch which is located in Norwalk, Connecticut. The increase in occupancy expense primarily resulted from additional rent and depreciation associated with the Norwalk branch. The decrease in other non-interest expense categories primarily relates to organization costs absorbed in 1999 relating to the establishment of the bank holding company.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $292, (or 11%) in the second quarter of 2000 compared to the same period in 1999:

                                   Three Months Ended
                                        June 30,
                                   ------------------
Category                            2000         1999
                                    ----         ----

Salaries and employee benefits      20.61%      22.03%
Occupancy                            4.74        4.92
Furniture and equipment              3.66        4.21
Other categories                    12.36       15.91
                                    -----       -----
Total non-interest expense          41.37%      47.07%
                                    =====       =====

Income Taxes. The provision for income taxes increased from $221 for the three months ended June 30, 1999 to $294 for the three months ended June 30, 2000, an increase of $73 (or 33%). The increase in income taxes was due to the 33% increase in pre-tax income.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2000 versus June 30, 1999

Net Income. Net income was $635 for the six months ended June 30, 1999 compared to $833 for the six months ended June 30, 2000, an increase of $198 (or 31%). Diluted earnings per share were $0.54 for the six months ended June 30, 1999 and $0.75 for the six months ended June 30, 2000 based on weighted average shares of 1,167,550 and 1,108,697, respectively. The annualized return on average common stockholders' equity (R.O.E) was 8.49% and 11.29% for the six months ended June 30, 1999 and June 30, 2000, respectively. The annualized return on average assets was 0.92% for the six months ended June 30, 1999 and 1.21% for the six months ended June 30, 2000.

     Higher net income for the six months ended June 30, 2000 was principally due to increased net interest income (reflecting an increase in interest income and a reduction in interest expense) which was partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

Net Interest Income. Net interest income was $3,060 for the six months ended June 30, 1999 compared to $3,644 for the six months ended June 30, 2000, an increase of $584 (or 19%). Higher loan volume resulted in increased interest income while the rolloff of higher priced certificates of deposit resulted in decreased interest expense on deposits. This reduction in interest expense was partially offset by interest expense on FHLB borrowings and an increase in other interest expense. The average yield on interest-earning assets increased 58 basis points for the six months ended June 30, 2000 compared to June 30, 1999, while the average rate paid on interest-bearing liabilities decreased 11 basis points. These changes resulted in a 72 basis point increase in the net interest margin for the six months ended June 30, 2000 compared to June 30, 1999. The higher asset yields reflect a shift in asset mix to higher yielding loans, as well as recent increases in market interest rates. The lower average funding cost reflects the maturity or withdrawal of higher priced deposit accounts, partially offset by the effect of FHLB borrowings in the six months ended June 30, 2000.

Interest Income. Average earning assets for the six months ended June 30, 1999 were $130,262 compared to $134,680 for the six months ended June 30, 2000, an increase of $4,418 (or 3%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $4,838 for the six months ended June 30, 1999 and $5,387 for the six months ended June 30, 2000, representing an increase of $549 (or 11%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the six months ended June 30, 1999 were $70,646 compared to $86,297 during the six months ended June 30, 2000, an increase of $15,651 (or 22%). Interest on loans was $3,170 for the six months ended June 30, 1999 compared to $3,942 for the six months ended June 30, 2000, an increase of $772 (or 24%). The increase in loan income primarily reflects the increase in loan volume for the six months ended June 30, 2000 compared to June 30, 1999.

     Average investments in securities and federal funds sold were $59,616 for the six months ended June 30, 1999 compared to $48,383 for the six months ended June 30, 2000, a decrease of $11,233 (or 19%). Related income decreased from $1,668 for the six months ended June 30, 1999 to $1,445 for the six months ended June 30, 2000, a decrease of $223 (or 13%). Average investments in securities, not including federal funds sold, decreased by $714 (or 2%) during the six months ended June 30, 2000 while average federal funds sold decreased by $10,519 (or 64%). The decrease in income from securities and federal funds sold was primarily due to the reduced volume in both categories which was partially offset by increasing rates of interest earned on federal funds sold.

Interest Expense. Interest expense was $1,778 for the six months ended June 30, 1999 compared to $1,743 for the six months ended June 30, 2000, a 2% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the six months ended June 30, 1999 were $99,209 compared to $100,478 during the six months ended June 30, 2000, an increase of $1,269 (or 1%). The increase in average interest-bearing liabilities was primarily due to the increase in the volume of non-maturity deposit accounts, FHLB borrowings, and repurchase agreements partially offset by a decrease in average time deposits.

Provision for Loan Losses. The provision for loan losses was ($12) for the six months ended June 30, 1999 and $143 for the six months ended June 30, 2000, primarily reflecting the continuing loan growth in 2000. As of June 30, 2000, the allowance for loan losses was $1,800 or 1.93% of gross loans, compared to $1,626 or 2.04% of gross loans at December 31, 1999.

Non-interest Income. Non-interest income was $386 for the six months ended June 30, 1999 compared to $352 for the six months ended June 30, 2000, a decline of $34 (or 9%). During the six months ended

June 30, 2000, the Bank sold one available for sale security at a loss of $14. The decline in other non-interest income of $26 (or 16%) during the six months ended June 30, 2000, reflects one-time service charges on loans amounting to $25 which were collected during the quarter ended June 30, 1999.

Non-interest Expense. Total non-interest expenses were $2,377 for the six months ended June 30, 1999 and $2,457 for the six months ended June 30, 2000, an increase of $80 (or 3%).

     A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:

                                      Six Months Ended
                                           June 30,               2000 vs 1999
                                   ----------------------     ----------------------
Category                           2000              1999     $ Change      % Change
                                   ----              ----     --------      --------
Salaries and employee benefits     $1,245          $1,156         $ 89             8%
Occupancy                             287             252           35            14
Furniture and equipment               211             221          (10)           (5)
Other categories                      714             748          (34)           (5)
                                   ------          ------         ----
Total non-interest expense         $2,457          $2,377         $ 80             3%
                                   ======          ======         ====           ===

     The increase in salaries and employee benefits resulted from the addition of four employees, salary increases and increased cost of benefits. The increase in occupancy expense primarily resulted from additional rent and depreciation associated with the Norwalk branch opened in May 1999. The decrease in other non-interest expense primarily relates to organization costs absorbed in 1999 relating to the establishment of the bank holding company.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $515, (or 10%) in the first six months of 2000 compared to the same period in 1999:

                                         Six Months Ended
                                             June 30,
                                      ----------------------
Category                              2000              1999
                                      ----              ----
Salaries and employee benefits        21.69%           22.13%
Occupancy                              5.00             4.82
Furniture and equipment                3.68             4.23
Other categories                      12.44            14.32
                                      -----            -----
Total non-interest expense            42.81%           45.50%
                                      =====            =====

Income Taxes. The provision for income taxes increased from $446 for the six months ended June 30, 1999 to $563 for the six months ended June 30, 2000, an increase of $117 (or 26%). The increase in income taxes was primarily due to the 29% increase in pre-tax income.

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

                          PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Shareholders of the Bancorp was held on May 17, 2000. At the annual meeting, the shareholders elected Stanley Levine, Ronald Miller, Martin Prince, Patrick Tisano and Joseph Waxberg to the Board of Directors of the Bancorp. There were 745,335 votes for and 53,565 votes withheld for Mr. Levine, 745,022 votes for and 53,878 votes withheld for Mr. Miller, 745,335 votes for and 53,565 votes withheld for Mr. Prince, 745,022 votes for and 53,878 votes withheld for Mr. Tisano and 744,775 votes for and 54,125 votes withheld for Mr. Waxberg. All five were elected for terms which expire at the 2003 Annual Meeting of Shareholders. In addition, James P. Jakubek, Joseph A. Maida, Melvin L. Maisel, Norman H. Reader and Paul H. Reader are currently serving terms on the Board of Directors which expire at the 2001 Annual Meeting of Shareholders and Joseph F. Field Jr., J. James Gordon, Courtney A. Nelthropp and Donald Sappern are currently serving terms which expire at the 2002 Annual Meeting of Shareholders.

     The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Bancorp's independent auditors for the fiscal year ending December 31, 2000. There were 765,781 votes for, 28,483 votes against and 4,635 abstentions with respect to such ratification.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) Exhibits:

      Exhibit No.                   Description
      -----------                   -----------

    27.1                         Financial Data Schedule (filed herewith)

  (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                 (Registrant)



DATE: August 7, 2000                /s/ Norman H. Reader
      -------------------------     ------------------------------------------
                                    Norman H. Reader
                                    President and Chief Executive Officer


DATE: August 7 , 2000               /s/ Leigh A. Hardisty
      -------------------------     ------------------------------------------
                                    Leigh A. Hardisty
                                    Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.        Description

27.1               Financial Data Schedule (1)

(1) Filed herewith