Form 10QSB
period 2000-09-30
CORNERSTONE BANCORP INC
filed 2000-11-13
CIK 1079385

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                              ------------------

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT of 1934
                    For the transition period from      to

                        Commission file number: 0-25465


                         CORNERSTONE BANCORP,  INC./CT
--------------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)


                           CONNECTICUT                                          06-1524044
----------------------------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                 550 Summer St. , Stamford, Connecticut 06901
              ---------------------------------------------------
                   (Address of principal executive offices)

                                (203) 356-0111
                                --------------
                          (Issuer's telephone number)

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No____
          -----

The number of shares outstanding of the issuer's common stock as of October 31, 2000 was 1,066,722

Transitional Small Business Disclosure Format (check one): Yes___   No   X
                                                                         -

                               TABLE OF CONTENTS

                        PART I - Financial Information

 Item 1.  Financial Statements (Unaudited)
 -----------------------------
                                                                                                  PAGE
                                                                                                  ----
           Consolidated Statements of Condition
           September 30, 2000 and December 31, 1999.........................................       1

           Consolidated Statements of Income
           Three Months Ended September 30, 2000 and September 30, 1999.....................       2

           Consolidated Statements of Income
           Nine Months Ended September 30, 2000 and September 30, 1999......................       3

           Consolidated Statements of Changes in Stockholders' Equity
           Nine Months Ended September 30, 2000 and September 30, 1999......................       4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and September 30, 1999......................       5

           Notes to Consolidated Financial Statements ......................................       6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
         of Financial Condition and Results of Operations...................................     7- 16
         ------------------------------------------------

                          PART II - Other Information

Item 1. Legal Proceedings...................................................................      None
-------------------------

Item 2. Changes in Securities and Use of Proceeds...........................................      None
-------------------------------------------------

Item 3. Defaults upon Senior Securities.....................................................      None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.................................      None
-----------------------------------------------------------

Item 5. Other Information...................................................................      None
-------------------------

Item 6. Exhibits and Reports on Form 8-K....................................................       16
----------------------------------------

Signatures..................................................................................       17

                        PART I - Financial Information


Item 1. Financial Statements
----------------------------

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                (In thousands, except share and per share data)
                                  (unaudited)


                                                                             September 30,   December 31,
Assets                                                                            2000           1999
                                                                                --------       --------

Cash and due from banks                                                         $  5,792       $ 11,928
Federal funds sold                                                                 7,637             --
                                                                                --------       --------
  Cash and cash equivalents                                                       13,429         11,928
Securities available for sale, at fair value                                      19,713         25,357
Securities held to maturity (fair value of $14,428
   at September 30, 2000 and $17,385 at December 31, 1999)                        14,678         17,812
Loans, net of allowance for loan losses of $1,905 at September 30, 2000
  and $1,626 at December 31, 1999                                                 97,018         78,038
Accrued interest receivable                                                        1,148          1,097
Federal Home Loan Bank stock, at cost                                                419            419
Bank premises and equipment, net                                                   2,759          2,961
Other assets                                                                       1,771          1,795
                                                                                --------       --------
Total assets                                                                    $150,935       $139,407
                                                                                ========       ========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                                 $ 31,156       $ 25,177
  Money market demand and NOW                                                     22,101         21,058
  Regular, club and money market savings                                          26,258         28,187
  Time                                                                            42,969         44,860
                                                                                --------       --------
    Total deposits                                                               122,484        119,282
Securities sold under repurchase agreements                                        7,059          3,768
Federal Home Loan Bank borrowings                                                  4,500             --
Accrued interest payable                                                             153            135
Other liabilities                                                                    752            646
                                                                                --------       --------
     Total liabilities                                                           134,948        123,831
                                                                                --------       --------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
   5,000,000 shares; issued 1,138,999 shares at September 30, 2000
   and 1,129,599 shares at December 31, 1999                                          11             11
Additional paid-in capital                                                        11,617         11,510
Retained earnings                                                                  5,398          4,452
Treasury stock, at cost (74,699 shares at September 30, 2000)                       (858)            --
Accumulated other comprehensive loss, net of taxes of $125
  at September 30, 2000 and $270 at December 31, 1999                               (181)          (397)
                                                                                --------       --------
  Total stockholders' equity                                                      15,987         15,576
                                                                                --------       --------

Total liabilities and stockholders' equity                                      $150,935       $139,407
                                                                                ========       ========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (In thousands, except share and per share data)
                                  (unaudited)

                                                  Three Months Ended
                                                     September 30,
                                             -----------------------
                                                   2000         1999
                                             ----------   ----------
Interest income:
  Loans                                      $    2,287   $    1,641
  Securities                                        584          661
  Federal funds sold                                 95          229
                                             ----------   ----------
   Total interest income                          2,966        2,531
                                             ----------   ----------

Interest expense:
  Deposits                                          829          862
  Federal Home Loan Bank borrowings                  79           --
  Other                                              40           19
                                             ----------   ----------
    Total interest expense                          948          881
                                             ----------   ----------

Net interest income                               2,018        1,650

Provision for loan losses                           111          (11)
                                             ----------   ----------

Net interest income after
 provision for loan losses                        1,907        1,661
                                             ----------   ----------

Non-interest income:
 Deposit service charges                            107          118
 Loss on sales of securities
  available for sale                               (122)          --
 Other                                              126           60
                                             ----------   ----------
   Total non-interest income                        111          178
                                             ----------   ----------

Non-interest expense:
   Salaries and employee benefits                   670          605
   Occupancy                                        150          140
   Furniture and equipment                           98          116
   Data processing                                   97           84
   Professional fees                                 58           60
   Other                                            218          221
                                             ----------   ----------
   Total non-interest expense                     1,291        1,226
                                             ----------   ----------

Income before income tax expense                    727          613
Income tax expense                                  304          239
                                             ----------   ----------

Net income                                   $      423   $      374
                                             ==========   ==========

Earnings per common share:
    Basic                                    $     0.40   $     0.33
    Diluted                                        0.39         0.32

Weighted average common
    Basic                                     1,063,640    1,126,618
    Diluted                                   1,081,653    1,150,593

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (In thousands, except share and per share data)
                                  (unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      -----------------------
                                                                                         2000        1999
                                                                                      ----------   ----------
Interest income:
  Loans                                                                               $    6,230   $    4,812
  Securities                                                                               1,850        1,949
  Federal funds sold                                                                         274          608
                                                                                      ----------   ----------
   Total interest income                                                                   8,354        7,369
                                                                                      ----------   ----------

Interest expense:
  Deposits                                                                                 2,401        2,603
  Federal Home Loan Bank borrowings                                                          195           --
  Other                                                                                       95           56
                                                                                      ----------   ----------
    Total interest expense                                                                 2,691        2,659
                                                                                      ----------   ----------

Net interest income                                                                        5,663        4,710

Provision for loan losses                                                                    254          (23)
                                                                                      ----------   ----------

Net interest income after provision for loan losses                                        5,409        4,733
                                                                                      ----------   ----------

Non-interest income:
 Deposit service charges                                                                     337          342
 Loss on sales of securities available for sale                                             (136)          --
 Other                                                                                       262          222
                                                                                      ----------   ----------
   Total non-interest income                                                                 463          564
                                                                                      ----------   ----------

Non-interest expense:
   Salaries and employee benefits                                                          1,916        1,761
   Occupancy                                                                                 437          392
   Furniture and equipment                                                                   309          338
   Data processing                                                                           260          262
   Professional fees                                                                         174          240
   Other                                                                                     653          610
                                                                                      ----------   ----------
   Total non-interest expense                                                              3,749        3,603
                                                                                      ----------   ----------

Income before income tax expense                                                           2,123        1,694
Income tax expense                                                                           867          685
                                                                                      ----------   ----------

Net income                                                                            $    1,256   $    1,009
                                                                                      ==========   ==========

Earnings per common share:
     Basic                                                                            $     1.16   $     0.90
     Diluted                                                                                1.14         0.87

Weighted average common shares:
    Basic                                                                              1,085,754    1,124,532
    Diluted                                                                            1,100,850    1,161,956

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                                            Accumulated
                                                        Additional                             Other           Total
                                               Common     Paid-in    Retained   Treasury   Comprehensive   Stockholders'
                                                Stock     Capital    Earnings     Stock    Income (Loss)       Equity
                                                ------    -------    --------   ---------  --------------      ---------

BALANCE, JANUARY 1, 1999                        $  11   $  11,351    $  3,497  $       -      $      131   $      14,990

Net income                                                              1,009                                      1,009
Change in net unrealized gain (loss)
  on securities available for sale, net of taxes                                                    (387)           (387)
                                                                                                                --------
        Total comprehensive income                                                                                   622

Cash dividends ($0.36 per share)                                         (404)                                      (404)
Shares issued in connection with:
  Directors Compensation Plan                                    5                                                     5
  Dividend Reinvestment Plan                                   118                                                   118
                                                -----      -------   --------   -------        ---------        --------

BALANCE, SEPTEMBER 30, 1999                     $  11     $ 11,474   $  4,102   $     -       $     (256)       $ 15,331
                                                =====      =======   ========   =======       ==========         =======

BALANCE, JANUARY 1, 2000                        $  11     $ 11,510   $  4,452   $    --       $     (397)       $ 15,576

Net income                                                              1,256                                      1,256
Change in net unrealized gain (loss)
  on securities available for sale,
    net of taxes                                                                                     216             216
                                                                                                                 -------
        Total comprehensive income                                                                                 1,472

Cash dividends ($0.29 per  share)                                        (310)                                      (310)
Purchases of treasury stock (74,699 shares)                                        (858)                            (858)
Shares issued in connection with:
  Directors Compensation Plan                                   11                                                    11
  Dividend Reinvestment Plan                                    96                                                    96
                                                -----      -------   --------   -------       ----------        --------

BALANCE, September 30, 2000                     $  11     $ 11,617   $  5,398   $  (858)      $     (181)       $ 15,987
                                                =====      =======   ========   =======       ==========        ========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (In thousands)
                                  (unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
Operating activities:                                                  2000          1999
                                                                       ----          ----
Net income                                                           $  1,256      $  1,009
Adjustments to reconcile net income
to net cash provided by operating activities:
   Provision for loan losses                                              254           (23)
   Depreciation and amortization                                          291           299
   Common stock issued under compensation agreements                       11             5
    Increase in accrued interest receivable                               (51)         (106)
   Decrease (increase) in deferred loan costs                              32           (18)
     Increase in other assets                                            (121)         (168)
   Increase (decrease) in accrued interest payable                         18           (38)
   Increase in other liabilities                                          101           369
     Loss on sales of securities available for sale                       136            --
                                                                     --------      --------
        Net cash provided by operating activities                       1,927         1,329
                                                                     --------      --------

Investing activities:
    Proceeds from sales of securities available for sale                4,864            --
    Proceeds from maturities of securities available for sale           1,000         7,249
   Proceeds from maturities of securities held to maturity              3,112         3,060
   Purchases of securities available for sale                              --        (3,919)
    Purchases of securities held to maturity                               --       (11,788)
    Disbursements for loan originations less principal repayments     (19,266)       (5,548)
   Purchases of bank premises and equipment                               (62)         (402)
                                                                     --------      --------
        Net cash used in investing activities                         (10,352)      (11,348)
                                                                     --------      --------

Financing activities:
    Net increase in demand, money market and savings deposits           5,093         8,188
    Net decrease in time deposits                                      (1,891)       (6,348)
    Net increase in securities sold under repurchase agreements         3,291         1,522
    Net increase in Federal Home Loan Bank borrowings with terms
     of three months or less                                            2,000            --
    Proceeds from Federal Home Loan Bank borrowings with terms
     longer than three months                                           2,500            --
    Proceeds from issuance of common stock                                 96           118
    Purchases of treasury stock                                          (858)           --
    Dividends paid on common stock                                       (305)         (404)
                                                                     --------      --------
        Net cash provided by financing activities                       9,926         3,076
                                                                     --------      --------

Net increase (decrease) in cash and cash equivalents                    1,501        (6,943)

Cash and cash equivalents at beginning of period                       11,928        27,312
                                                                     --------      --------

Cash and cash equivalents at end of period                           $ 13,429      $ 20,369
                                                                     ========      ========

Supplemental information:
      Interest paid                                                  $  2,673      $  2,697
      Income taxes paid                                                 1,014           715
                                                                     ========      ========

         See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc. and Cornerstone Bank (the "Bank"), collectively the "Company". The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or for any other interim period.

  While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine month periods ended September 30, 2000 and 1999, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

FINANCIAL CONDITION

General

  Total assets increased from $139,407 at December 31, 1999 to $150,935 at September 30, 2000, an increase of $11,528 (or 8%). The increase reflects loan growth of $18,980 and an increase of $1,501 in cash and cash equivalents, partially offset by decreases of $3,134 in securities held to maturity and $5,644 in securities available for sale. The asset growth was funded principally from net increases of $3,202 in deposits, $4,500 in Federal Home Loan Bank ("FHLB") borrowings and $3,291 in repurchase agreement borrowings. A portion of this funding ($858) was also used to purchase 74,699 treasury shares under the Company's program, announced in December 1999, to repurchase up to 100,000 common shares.

Loans

  The net loan portfolio increased from $78,038 at December 31, 1999 to $97,018 at September 30, 2000, an increase of $18,980 (or 24%). The increase in the loan portfolio in the first nine months of 2000 reflects increases in non-residential and residential real estate loans and commercial loans, partially offset by a decrease in construction loans and consumer and other loans. Non-residential loans increased from $25,470 at December 31, 1999 to $37,652 at September 30, 2000, an increase of $12,182 (or 48%). Residential loans increased from $35,501 at December 31, 1999 to $44,063 at September 30, 2000, an increase of $8,562 (or 24%). Commercial loans increased from $9,604 at December 31, 1999 to $11,038 at September 30, 2000, an increase of $1,434 (or 15%). Loan originations in the third quarter of 2000 continued to reflect an upswing in loan demand and consequently volume that began in the third quarter of 1999 for loan types other than construction loans and consumer and other loans. Construction loans decreased from $6,022 at December 31, 1999 to $3,778 at September 30, 2000, a decrease of $2,244

(or 37%) due to payoff activity during the period. Consumer and other loans decreased from $3,026 at December 31, 1999 to $2,383 at September 30, 2000, a decrease of $643 (or 21%) primarily due to the payoff of one large loan.

Major classifications of loans at September 30, 2000 and December 31, 1999 were as follows:


                                          September 30, 2000   December 31, 1999
                                          ------------------  ------------------

Loans secured by real estate:
  Residential                                  $44,063              $35,501
  Non-residential                               37,652               25,470
  Construction                                   3,778                6,022
Commercial loans                                11,038                9,604
Consumer and other loans                         2,383                3,026
                                               -------              -------

Total  loans                                    98,914               79,623
Allowance for loan losses                       (1,905)              (1,626)
Deferred loan costs, net                             9                   41
                                               -------              -------
Total loans, net                               $97,018              $78,038
                                               =======              =======

Non-performing Loans and the Allowance for Loan Losses

  It is the Bank's policy to manage its loan portfolio to facilitate early recognition of problem loans. The Bank commences internal collection efforts once a loan payment is more than 15 days past due. The Bank's data processing system generates delinquency reports on all of the Bank's loans weekly, and management reviews the loan portfolio to determine if past due loans should be placed on non-accrual status. Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection or legal action.

The following table sets forth information with respect to non-performing loans at the dates indicated.

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------

Loans on nonaccrual status:
  Loans secured by real estate                     $  412           $  388
  Commercial loans                                    460                -
                                                   ------           ------
                                                      872              388
                                                   ------           ------

Loans on accrual status:
   Loans secured by real estate                       172               50
   Commercial loans                                    --                9
   Consumer and other loans                             1               13
                                                   ------           ------
                                                      173               72
                                                   ------           ------

Total loans past due 90 days or more                1,045              460

Real estate secured loans current or past due
  less than 90 days, for which interest payments
 were being applied to reduce principal balances      223              846
                                                   ------           ------

Total non-performing loans                         $1,268           $1,306
                                                   ======           ======

    The increase in nonaccrual commercial loans of $460 primarily represents loans to one borrower placed on nonaccrual status during the second quarter of 2000. The increase in loans on accrual status secured by real estate was due to the addition of two loans in the third quarter of 2000. The decline in real estate secured loans for which interest payments were being applied to principal (from $846 at December 31, 1999 to $223 at September 30, 2000) was primarily due to management's decision in the second quarter to return loans amounting to $526 (at December 31, 1999) to accrual status due to the borrowers' continuing payment performance.

  As of December 31, 1999, the allowance for loan losses was $1,626 or 2.04% of gross loans, compared to $1,905 or 1.93% of gross loans at September 30, 2000, primarily reflecting continuing loan growth in 2000. The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                              Nine Months Ended   Three Months Ended
                                                September 30,      September 30,
                                                -------------      -------------
                                                2000     1999      2000      1999
                                                ----     ----      ----      ----
Balance at beginning of period                $1,626    $1,733    $1,800     $1,709
Provision for loan losses                        254       (23)      111        (11)
Charge-offs                                      (19)      (27)       (9)        --
Recoveries                                        44        45         3         30
                                              ------    ------    ------     ------
Balance at end of period                      $1,905    $1,728    $1,905     $1,728
                                              ======    ======    ======     ======

Securities

  Total securities decreased from $43,169 at December 31, 1999 to $34,391 at September 30, 2000, a decrease of $8,778 (or 20%). The decrease in the securities portfolio was primarily due to maturities of securities held to maturity and sales of securities available for sale, the proceeds of which were used to fund a portion of loan growth and meet other short term cash needs.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                             September 30, 2000    December 31, 1999
                            --------------------  --------------------
                                       Estimated             Estimated
                            Amortized    Fair     Amortized    Fair
                              Cost       Value      Cost       Value
                            ---------  ---------  ---------  ---------
Available for sale
------------------
U.S. Agency securities        $20,019    $19,713    $26,024    $25,357
                              =======    =======    =======    =======

Held to maturity
----------------
U.S. Agency securities        $14,603    $14,353    $14,735    $14,313
U.S. Treasury securities           --         --      3,002      2,997
Other                              75         75         75         75
                              -------    -------    -------    -------

Total                         $14,678    $14,428    $17,812    $17,385
                              =======    =======    =======    =======

  Pledged securities amounted to $10,051 and $12,400 at December 31, 1999 and September 30, 2000, respectively.

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

  The following table indicates the composition of deposits at the dates indicated.


                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------

Demand deposits (non-interest bearing)           $ 31,156           $ 25,177
Money market demand and NOW accounts               22,101             21,058
Regular, club and money market savings             26,258             28,187
Time deposits                                      42,969             44,860
                                                 --------           --------

Total                                            $122,484           $119,282
                                                 ========           ========

  Total deposits increased from $119,282 at December 31, 1999 to $122,484 at September 30, 2000, an increase of $3,202 (or 3%). Demand deposits increased from $25,177 at December 31, 1999 to $31,156 at September 30, 2000, an increase of $5,979 (or 24%). The increase in demand deposits is due to the increase in the balance and number of demand deposit accounts. Money market demand and NOW accounts increased from $21,058 at December 31, 1999 to $22,101 at September 30, 2000, an increase of $1,043 (or 5%). These increases were partially offset by a decrease in regular, club and money market savings from $28,187 at December 31, 1999 to $26,258 at September 30, 2000, a decrease of $1,929 (or 7%) as well as a decrease in time deposits from $44,860 at December 31, 1999 to $42,969 at September 30, 2000, a decrease of $1,891 (or 4%). Approximately $1.5 million of the decrease in time deposits was attributable to maturities and withdrawals of accounts opened during the last three quarters of 1995 in connection with a promotion. The decrease in regular, club and money market savings was attributable to normal customer activity. Certificates of deposit in denominations of $100 or more were $9,820 at December 31, 1999 compared to $9,922 at September 30, 2000, an increase of $102.

Liquidity and Capital Resources

  At September 30, 2000, total short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $27,350. The liquidity of the Company is measured by the ratio of net cash, short term investments, and marketable assets to net deposits (defined as total deposits less repurchase agreements) and short term liabilities. The liquidity ratio at September 30, 2000 was 24%, primarily due to the large available for sale portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

  Net cash provided by operating activities was $1,927 for the nine months ended September 30, 2000 as compared to $1,329 for the nine months ended September 30, 1999 primarily due to increased net income and the provision for loan losses. Compared to the first nine months of 1999, cash used in investing activities decreased $996 primarily due to increased net disbursements for loan originations in 2000, while 1999 purchases of securities did not recur in 2000. The increase in net cash provided by financing activities of $6,850 for the nine months ended September 30, 2000 primarily resulted from net borrowings from the Federal Home Loan Bank of Boston, increased securities sold under repurchase agreements and increased net deposits in the current year, partially offset by treasury stock purchases. Cash and cash equivalents increased $1,501 for the nine months ended September 30, 2000.

  At September 30, 2000, the Company had outstanding loan commitments under unused lines of credit approximating $13,788 and outstanding letters of credit approximating $192.

  At December 31, 1999 and September 30, 2000, the Company's consolidated leverage capital ratio was 11.1% and 10.8%, respectively. At December 31, 1999 and September 30, 2000, the Company's consolidated Tier 1 risk-based capital ratio was 18.4% and 15.3%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 1999 and September 30, 2000 was 19.6% and 16.6%, respectively. These ratios exceeded the stated minimum regulatory requirements. The lower capital ratios at September 30, 2000 reflect the growth in the loan portfolio and the stock repurchase program in 2000, as well as an increase in total risk-weighted assets caused by a reduction in cash and cash reserves at the Federal Reserve Bank of New York which were unusually high at the end of 1999 due to year 2000 concerns. The Bank's regulatory capital ratios at September 30, 2000 were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2000 versus September 30, 1999

Net Income. Net income was $374 for the three months ended September 30, 1999 compared to $423 for the three months ended September 30, 2000, an increase of $49 (or 13%). Diluted earnings per common share were $0.32 for the three months ended September 30, 1999 and $0.39 for the three months ended September 30, 2000 based on weighted average shares of 1,150,593 and 1,081,653, respectively. The annualized return on average common stockholders' equity (R.O.E) was 9.73% and 10.70% for the three months ended September 30, 1999 and September 30, 2000, respectively. The annualized return on average assets was 1.01% for the three months ended September 30, 1999 and 1.13% for the three months ended September 30, 2000.

  Higher net income for the three months ended September 30, 2000 was principally due to increased net interest income which was partially offset by an increase in the provision for loan losses, lower non-interest income and higher income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

  Net interest income was $1,650 for the three months ended September 30, 1999 compared to $2,018 for the three months ended September 30, 2000, an increase of $368 (or 22%). Higher loan volume resulted in increased interest income while the rolloff of higher priced certificates of deposit resulted in decreased interest expense on deposits. This decrease was partially offset by interest expense on FHLB borrowings and an increase in other interest expense. The average yield on interest-earning assets increased 109 basis points for the three months ended September 30, 2000 compared to September 30, 1999, while the average rate paid on interest-bearing liabilities increased 33 basis points. These changes resulted in a 76 basis point increase in the net interest margin for the three months ended September 30, 2000 compared to September 30, 1999. The higher asset yields reflect increased loan volume at higher market interest rates while the increased cost of funds reflect the higher market interest rate paid on borrowed funds.

Interest Income. Average earning assets for the three months ended September 30, 1999 were $136,972 compared to $139,886 for the three months ended September 30, 2000, an increase of $2,914 (or 2%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,531 for the three months ended September 30, 1999 and $2,966 for the three months ended September 30, 2000, representing an increase of $435 (or 17%).

  Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended September 30, 1999 were $73,701 compared to $95,390 during the three months ended September 30, 2000, an increase of $21,689 (or 29%). Interest on loans was $1,641 for the three months ended September 30, 1999 compared to $2,287 for the three months ended September 30, 2000, an increase of $646 (or 39%). The increase in loan income primarily reflects the increase in loan volume, as well as an increase in average yield for the three months ended September 30, 2000 compared to September 30, 1999.

  Average investments in securities and federal funds sold were $63,271 for the three months ended September 30, 1999 compared to $44,497 for the three months ended September 30, 2000, a decrease of $18,774 (or 30%). Related income decreased from $890 for the three months ended September 30, 1999 to $679 for the three months ended September 30, 2000, a decrease of $211 (or 24%). Average investments in securities, not including federal funds, decreased by $6,486 (or 14%) during the three months ended September 30, 2000, while average federal funds sold decreased by $12,288 (or 68%). The decrease in income from securities and federal funds sold was primarily due to the reduced volume in both categories, partially offset by increasing rates of interest earned on federal funds sold.

Interest Expense. Interest expense was $881 for the three months ended September 30, 1999 compared to $948 for the three months ended September 30, 2000, an 8% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 1999 were $105,217 compared to $103,134 during the three months ended September 30, 2000, a decrease of $2,083 (or 2%). Increased interest expense was primarily due to the increased FHLB borrowings and related interest expense which was partially offset by the declining volume of time deposits at a lower average interest rate.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The provision for loan losses increased from $(11) for the three months ended September 30, 1999 to $111 for the three months ended September 30, 2000, primarily reflecting continuing loan growth in 2000.

  At September 30, 2000, the Company had $1,268 of nonperforming loans, including $872 of non-accrual loans and $173 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances, were $223 at September 30,

2000. At December 31, 1999, the Company had $1,306 of nonperforming loans, including $388 of nonaccrual loans and $72 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances, were $846 at December 31, 1999.

Non-interest Income. Non-interest income was $178 for the three months ended September 30, 1999 compared to $111 for the three months ended September 30, 2000, a decrease of $67 (or 38%). During the three months ended September 30, 2000, the Bank sold $4,000 in securities available for sale at a loss of $122 (there were no such sales in the 1999 period). The sale of the securities was used to fund loan demand, increase excess funds to meet daily withdrawal activity, and reduce FHLB borrowings. The increase in other non-interest income of $66 (or 110%) during the three months ended September 30, 2000 reflects an the collection of past due rental income and ATM surcharge fees which commenced in July 2000.

Non-interest Expense. Total non-interest expenses were $1,226 for the three months ended September 30, 1999 and $1,291 for the three months ended September 30, 2000, a increase of $65 (or 5%).

  A table summarizing the dollar amounts for each category of non-interest expenses, and the dollar and percent changes, is as follows:


                                      Three Months Ended    Increase (Decrease)
                                         September 30,          2000 vs 1999
                                      ------------------    -------------------
Category                              2000          1999    $ Change   % Change
                                      ----          ----    --------   --------

Salaries and employee benefits      $  670        $  605        $ 65        11%
Occupancy                              150           140          10         7
Furniture and equipment                 98           116         (18)      (16)
Other categories                       373           365           8         2
                                    ------        ------        ----
Total non-interest expense          $1,291        $1,226        $ 65         5%
                                    ======        ======        ====       ===

  The increase in salaries and employee benefits was due to the addition of three employees and associated benefits. The decrease in furniture and equipment primarily relates to a decrease in equipment service contract/repairs.

  The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $368 (or 14%) in the second quarter of 2000 compared to the same period in 1999:

                                         Three Months Ended
                                            September 30,
                                         ------------------
Category                                   2000        1999
                                           ----        ----

Salaries and employee benefits            21.77%      22.33%
Occupancy                                  4.87        5.17
Furniture and equipment                    3.18        4.28
Other categories                          12.12       13.48
                                          -----       -----
Total non-interest expense                41.96%      45.26%
                                          =====       =====

Income Taxes. The provision for income taxes increased from $239 for the three months ended September 30, 1999 to $304 for the three months ended September 30, 2000, an increase of $65 (or 27%). The increase in income taxes was primarily due to the 19% increase in pre-tax income.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2000 versus September 30, 1999

Net Income. Net income was $1,009 for the nine months ended September 30, 1999 compared to $1,256 for the nine months ended September 30, 2000, an increase of $247 (or 24%). Diluted earnings per common share were $0.87 for the nine months ended September 30, 1999 and $1.14 for the nine months ended September 30, 2000 based on weighted average shares of 1,161,956 and 1,100,850, respectively. The annualized return on average common stockholders' equity (R.O.E) was 8.94% and 10.72% for the nine months ended September 30, 1999 and 2000, respectively. The annualized return on average assets was 0.95% for the nine months ended September 30, 1999 and 1.14% for the nine months ended September 30, 2000.

  Higher net income for the nine months ended September 30, 2000 was principally due to increased net interest income which was partially offset by lower non-interest income and increases in the provision for loan losses, non-interest expense and income tax expense.

Net Interest Income. Net interest income was $4,710 for the nine months ended September 30, 1999 compared to $5,663 for the nine months ended September 30, 2000, an increase of $953 (or 20%). Higher loan volume resulted in increased interest income. This increase in interest income and decrease in interest expense on deposits were partially offset by interest expense on FHLB borrowings and an increase in other interest expense. The average yield on interest-earning assets increased 78 basis points for the nine months ended September 30, 2000 compared to September 30, 1999, while the average rate paid on interest-bearing liabilities increased 5 basis points. These changes resulted in a 73 basis point increase in the net interest margin for the nine months ended September 30, 2000 compared to September 30, 1999. The higher asset yields reflect a shift in asset mix to higher yielding loans, as well as recent increases in market interest rates. The lower average funding cost reflects the maturity or withdrawal of higher priced deposit accounts, partially offset by the effect of FHLB and other borrowings in the nine months ended September 30, 2000.

Interest Income. Average earning assets for the nine months ended September 30, 1999 were $132,547 compared to $135,996 for the nine months ended September 30, 2000, an increase of $3,449 (or 3%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $7,369 for the nine months ended September 30, 1999 and $8,354 for the nine months ended September 30, 2000, representing an increase of $985 (or 13%).

  Loans represent the largest component of interest-earning assets. Average loans outstanding in the nine months ended September 30, 1999 were $71,679 compared to $89,328 during the nine months ended September 30, 2000, an increase of $17,649 (or 25%). Interest on loans was $4,812 for the nine months ended September 30, 1999 compared to $6,230 for the nine months ended September 30, 2000, an increase of $1,418 (or 29%). The increase in loan income primarily reflects the increase in loan volume, as well as an increase in average yield for the nine months ended September 30, 2000 compared to September 30, 1999.

  Average investments in securities and federal funds sold were $60,868 for the nine months ended September 30, 1999 compared to $46,668 for the nine months ended September 30, 2000, a decrease of $14,200 (or 23%). Related income decreased from $2,557 for the nine months ended September 30, 1999 to $2,124 for the nine months ended September 30, 2000, a decrease of $433 (or 17%). Average investments in securities, not including federal funds sold, decreased by $3,079 (or 7%) during the nine months ended September 30, 2000 while average federal funds sold decreased by $11,121 (or 65%). The decrease in income from securities and federal funds sold was primarily due to the reduced volume in both categories which was partially offset by increasing rates of interest earned on federal funds sold.

Interest Expense. Interest expense was $2,659 for the nine months ended September 30, 1999 compared to $2,691 for the nine months ended September 30, 2000, a 1% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the nine months ended September 30, 1999 were $101,243 compared to $101,363 during the nine months ended September 30, 2000, an increase of $120 (or less than 1%). The increase in average interest-bearing liabilities was primarily due to the increase in the volume of NOW, money market and regular savings deposit accounts, FHLB borrowings, and repurchase agreements partially offset by a decrease in average time deposits and money market savings.

Provision for Loan Losses. The provision for loan losses increased from ($23) for the nine months ended September 30, 1999 to $254 for the nine months ended September 30, 2000, primarily reflecting the continuing loan growth in 2000.

Non-interest Income. Non-interest income was $564 for the nine months ended September 30, 1999 compared to $463 for the nine months ended September 30, 2000, a decline of $101 (or 18%). During the nine months ended September 30, 2000, the Bank sold $5,000 in securities available for sale at a loss of $136. The sale of the securities was used to fund loan demand, increase excess funds to meet daily withdrawal activity, as well as to reduce FHLB borrowings. The increase in other non-interest income of $40 (or 18%) during the nine months ended September 30, 2000 primarily reflects the collection of past due rental income and the collection of ATM surcharge fees which began in July 2000.

Non-interest Expense. Total non-interest expenses were $3,603 for the nine months ended September 30, 1999 and $3,749 for the nine months ended September 30, 2000, an increase of $146 (or 4%).

  A table summarizing the dollar amounts for each category, and the dollar and percent changes, is as follows:


                                     Nine Months Ended   Increase (Decrease)
                                       September 30,        2000 vs 1999
                                     -----------------   -------------------
Category                             2000         1999   $ Change   % Change
                                     ----         ----   --------   --------

Salaries and employee benefits     $1,916       $1,761       $155          9%
Occupancy                             437          392         45         11
Furniture and equipment               309          338        (29)        (9)
Other categories                    1,087        1,112        (25)        (2)
                                   ------       ------       ----         --
Total non-interest expense         $3,749       $3,603       $146          4%
                                   ======       ======       ====         ==

  The increase in salaries and employee benefits primarily resulted from the addition of four employees, salary increases and increased cost of benefits. The increase in occupancy expense primarily resulted from additional rent and depreciation associated with the Norwalk branch opened in May 1999. The decrease in furniture and equipment reflects reductions in equipment service contract repairs and depreciation expense, partially offset by increased depreciation associated with the Norwalk branch. The decrease in other non-interest expense primarily relates to organization costs absorbed in 1999 relating to the establishment of the bank holding company as well as decreased advertising and legal expenses in the nine months ended September 30, 2000.

  The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $884 (or 11%) in the first nine months of 2000 compared to the same period in 1999:


                                       Nine Months Ended
                                         September 30,
                                       -----------------
Category                               2000         1999
                                       ----        -----

Salaries and employee benefits        21.73%       22.20%
Occupancy                              4.96         4.94
Furniture and equipment                3.50         4.26
Other categories                      12.33        14.02
                                      -----        -----
Total non-interest expense            42.52%       45.42%
                                      =====        =====

Income Taxes. The provision for income taxes increased from $685 for the nine months ended September 30, 1999 to $867 for the nine months ended September 30, 2000, an increase of $182 (or 27%). The increase in income taxes was primarily due to the 25% increase in pre-tax income.


                          PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a)  Exhibits:

      Exhibit No.                Description
      -----------                -----------

      27.1                       Financial Data Schedule (filed herewith)

 (b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                  (Registrant)



DATE: November 7, 2000                /s/ James P. Jakubek
      ----------------------------    ------------------------------------------
                                      James P. Jakubek
                                      Executive Vice President

DATE: November 7, 2000                /s/ Leigh A. Hardisty
      ----------------------------    ------------------------------------------
                                      Leigh A. Hardisty
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.     Description

27.1            Financial Data Schedule (1)

(1) Filed herewith