Form 10KSB
period 2000-12-31
CORNERSTONE BANCORP INC
filed 2001-03-28
CIK 1079385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20429

                                  FORM 10-KSB
(Mark One)


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     [X]              THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [_]                  THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to


                        Commission file number: 0-25465

                         CORNERSTONE BANCORP, INC./CT
                         ----------------------------
                (Name of small business issuer in its charter)


               Connecticut                                   06-1170335
               -----------                                   ----------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

      550 Summer St., Stamford, Connecticut                     06901
      -------------------------------------                     -----
         (Address of principal office)                        (Zip Code)

Issuer's telephone number:  (203) 356-0111
                            --------------

Securities  registered under Section 12(b) of the Exchange Act:

     Common Stock, par value $0.01 per share           American Stock Exchange
     ---------------------------------------           -----------------------
     (Title of Each Class)                             (Name of each exchange
                                                         on which registered)

Securities registered under Section 12(g) of the Exchange Act:

            None
            ----
     (Title of Each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X        No_____
           -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ended December 31, 2000 were $12,061,000.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $11,374,547 based on the closing price of $14.01 per share as of March 1, 2001.

The number of shares outstanding of the issuer's common stock as of March 1, 2001 was 1,068,173.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on May 16, 2001 -
Part III.

Transitional Small Business Disclosure Format (check one):  Yes____   No  X
                                                                         ---

                               TABLE OF CONTENTS

PART I                                                                            PAGE
------                                                                             ----
     Item 1 -  Description of Business............................................    1
     Item 1A - Executive Officers of the Issuer...................................   14
     Item 2 -  Description of Property............................................   15
     Item 3 -  Legal Proceedings..................................................   16
     Item 4 -  Submission of Matters to a Vote of Security Holders................   16

PART II
-------

     Item 5 -  Market for Common Equity and Related Stockholder Matters...........   16

     Item 6 -  Management's Discussion and Analysis or Plan of Operation..........   17

     Item 7 -  Financial Statements...............................................   25

     Item 8 -  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure.............................   25

PART III
--------

     Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..................   26

     Item 10 - Executive Compensation.............................................   26

     Item 11 - Security  Ownership of Certain Beneficial Owners and Management....   26

     Item 12 - Certain Relationships and Related Transactions.....................   26

     Item 13 - Exhibits and Reports on Form 8-K...................................   26

     SIGNATURES...................................................................   28

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

     The Bank is a Connecticut corporation incorporated in 1985. The Bank's business consists primarily of attracting deposits from the general public and local businesses and loaning or investing these deposits. The Bank originates loans collateralized by liens on commercial and residential properties, as well as secured and unsecured commercial and consumer installment loans.

     The Bank engages in a full-service commercial and consumer banking business. Services include demand, savings and time deposits, and mortgage,
commercial and consumer installment loans.   Since its inception, the Bank's
primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including those living in low and moderate income areas), while focusing on its surrounding community towns and cities of Stamford, Greenwich, Darien, New Canaan and Norwalk. The Bank conducts its operations through its main office located on 550 Summer Street in Stamford, Connecticut and five branch offices in the following locations: Hope Street, West Broad Street and High Ridge Road in Stamford; East Putnam Avenue in Cos Cob, Connecticut; and New Canaan Avenue in Norwalk, Connecticut. The Bank also offers limited service mobile branches that operate within a five-mile radius of the offices located on Summer Street in Stamford, Cos Cob and Norwalk.

                          Forward-Looking Statements

     The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements regarding expectations for earnings, credit quality, and other financial and business matters. When used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; technological changes; the extent and timing of actions of the Federal Reserve Board, including changes in monetary policies and interest rates; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

                          Market Area and Competition

     The primary market area of the Bank consists of the city of Stamford and the surrounding communities of Greenwich, Darien, New Canaan and Norwalk, Connecticut. The remainder of Fairfield County forms a secondary market area. Stamford is located in the Southwest corner of Connecticut. It is located 40 miles north of New York City and is adjacent to Greenwich, Darien, and New Canaan, Connecticut and Pound Ridge, New York.

     Competition in the financial services industry and in the Bank's market area is strong. Numerous commercial banks, savings banks and savings associations maintain offices in the area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with the Bank for various segments of the Bank's business. These competitors, which are located both inside and outside the Bank's market area, often have far greater resources than the Bank and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. The Bank has emphasized personalized banking services and the advantage of local decision-making in its banking business, and the Bank believes this emphasis has been well received by the public in the Bank's market area.

     Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity, and customer awareness of product and service differences among competitors.

     Connecticut has enacted legislation that liberalized banking powers and put thrift institutions on equal footing with other banks, thereby improving their competitive position. In addition, Connecticut's Interstate Banking Act permits mergers or acquisitions of Connecticut banks and bank holding companies with or by banks and bank holding companies in other states, as long as such states have reciprocal legislation. Many states currently have such legislation. Connecticut banking law also permits non-Connecticut bank holding companies to open offices in Connecticut that may engage in a banking business, other than the provision of deposit services, and several New York and other out-of-state bank holding companies have done so. Such legislative authority has also increased the size of financial institutions competing with the Bank for deposits and loans in its market area.

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

     The business of the Bank also may be affected by governmental and regulatory actions and policies. Monetary and fiscal policies of the United States Government and its instrumentalities, including the Board of Governors of the Federal Reserve System, significantly influence the growth of loans, investments and deposits. The present bank regulatory environment may undergo further changes that could affect the banking industry itself and competition between banks and non-bank financial companies. See "Regulation and Supervision" below.

                              Lending Activities

     Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from professionals including certified public accountants, attorneys, real estate brokers, builders and local businesses. The Bank's lending activities are impacted by economic trends affecting the availability of funds, the demand for loans, and the level of
interest rates.   Interest rates charged by the Bank on its loans are determined by competitive conditions in its market area, the cost of funds, the demand for loans and the availability of loanable funds. The Bank's continuing attention to the Norwalk market is expected to contribute strong loan growth in 2001.

     Loan Portfolio Composition. At December 31, 2000, the Bank's loan portfolio totaled $100.8 million, before the allowance for loan losses. The portfolio represented approximately 67% of total assets and approximately 81% of total deposits at that date. Approximately 87% of the loan portfolio consisted of loans secured by residential or non-residential real estate properties, including residential construction; approximately 11% of the portfolio consisted of commercial loans; and approximately 2% of the portfolio consisted of consumer
installment and other loans.   The Bank's lending limit to one borrower under
applicable federal regulations was approximately $2.7 million at December 31, 2000, representing 15% of the sum of its unimpaired capital (approximately $16.5 million) and the allowance for loan losses (approximately $1.6 million). Subject to certain limitations, the Bank may lend an additional 10% above the 15% lending limitation to one borrower. Funding for the Bank's loans is derived primarily from deposits, stockholders' equity and, to a lesser extent, borrowings.

     The following is an analysis of the composition of the loan portfolio at December 31:

                                         2000                     1999             1998
                                         ----                     ----             ----
                                    Amount      %           Amount      %     Amount       %
                                    -----       -           ------      -     ------       -
                                                        (dollars in thousands)
Loans secured by  real estate:
  Residential                     $ 45,630       45       $35,501       45    $26,848      39
  Non-residential                   39,754       40        25,470       32     22,477      32
  Construction                       2,375        2         6,022        7      5,475       8
Commercial loans                    10,711       11         9,604       12     11,369      16
Consumer and other loans             2,316        2         3,026        4      3,200       5
                                  --------      ---       -------      ---    -------     ---
Total principal balances           100,786      100        79,623      100     69,369     100
                                                ===                    ===                ===
Net deferred loan costs                  8                     41                  15
                                  --------                -------             -------
Total loans                       $100,794                $79,664             $69,384
                                  ========                =======             =======

     Loan Portfolio Maturities. The following table presents loan principal balances at December 31, 2000 based upon their interest rate repricing frequency and remaining period to maturity. Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

                                                                                                  Consumer
                                       Loans Secured by Real Estate                               and
                                       ----------------------------
                                     Residential     Non-residential  Construction   Commercial   Other     Total
                                     -----------     ---------------  ------------   ----------   -----     -----
                                                                     (in thousands)
One year or less                      $ 19,775        $ 15,565           $ 2,312     $  6,696     $ 1,294  $  45,642
After one year through five years       13,924           9,522                63        3,167       1,014     27,690
After five years                        11,931          14,667                 -          848           8     27,454
                                      --------        --------           -------     --------     -------  ---------
  Total                               $ 45,630        $ 39,754           $ 2,375     $ 10,711     $ 2,316  $ 100,786
                                      ========        ========           =======     ========     =======  =========

     Loan Portfolio Delinquencies. It is the Bank's policy to manage its loan portfolio to facilitate recognition of problem loans at an early point. The Bank commences internal collection efforts once a loan payment is more than 15 days past due. On a weekly basis, the Bank's data processing system generates delinquency reports on all of the Bank's loans, and management reviews the loan portfolio to determine if past due loans should be placed on non-accrual status. Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection action.

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

     The following table summarizes loan portfolio delinquencies at December 31:

                                2000                   1999                       1998
                                ----                   ----                       ----
                                  Percent of               Percent of                   Percent of
                                     Total                   Total                        Total
                         Balance     Loans       Balance    Loans          Balance        Loans
                         -------     -----       -------    -----          -------        -----
(dollars in thousands)
Loans delinquent for:
 30 to 59 days           $  897      0.9%        $ 487      0.6%           $1,287          1.8%
 60 to 89 days               11        -            21        -               595          0.9
 90 days or more            456      0.5           460      0.6               668          1.0
                         ------      ---         -----      ---            ------         ----
 Total                   $1,364      1.4%        $ 968      1.2%           $2,550          3.7%
                         ======      ===         =====      ===            ======         ====

     The following table summarizes, by type of loan, the recorded investment at December 31 in (i) loans that are past due 90 days or more, segregated between those on non-accrual status and those still accruing interest, and (ii) loans that are current or past due less than 90 days for which interest payments are being applied to reduce principal balances.

                                        2000     1999    1998
                                        ----     ----    ----
                                            (in thousands)
Loans on non-accrual status:
  Loans secured by real estate          $ 455   $  388   $ 229
  Commercial loans                          -        -     150
                                        -----   ------   -----
                                          455      388     380
                                        -----   ------   -----

Loans on accrual status:
  Loans secured by real estate              -       50     288
  Commercial loans                          -        9       -
  Consumer and other loans                  1       13       -
                                        -----   ------   -----
                                            1       72     288
                                        -----   ------   -----
Total loans past due 90 days or more      456      460     668
                                        -----   ------   -----
 Loans current or past due less
 than 90 days for which interest
 payments are being applied to
 reduce principal balances:
   Loans secured by real estate           198      846     144
   Commercial loans                         9        -       -
                                        -----   ------   -----
                                          207      846     144
                                        -----   ------   -----
Total non-performing loans              $ 663   $1,306   $ 812
                                        =====   ======   =====
Ratio of total non-performing loans
to total loans outstanding               0.66%    1.64%   1.17%
                                        =====   ======   =====

     Loans current or past due less that 90 days for which interest payments are being applied to reduce principal balances decreased from $846 at December 31, 1999 to $207 at December 31, 2000, a decrease of $639 or 76%. The decline was primarily due to management's decision in the second quarter of 2000 to return loans amounting to $526 (at December 31, 1999) to accrual status due to the borrowers' continuing payment performance.

     Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses for the years ended December 31:

                                          2000     1999       1998
                                         ------   ------     ------

                                            (dollars in thousands)

Balance at beginning of year             $1,626    $1,733    $1,529
Charge-offs:
  Commercial                                470        81       105
  Real estate mortgage                        -        14        26
  Installment loans to individuals           10         8        37
                                         ------    ------    ------
                                            480       103       168
                                         ------    ------    ------

Recoveries:
  Commercial                                 53        44        74
  Real estate mortgage                        -        26        14
  Installment loans to individuals            6         6        12
                                         ------    ------    ------
                                             59        76       100
                                         ------    ------    ------

Net charge-offs                             421        27        68
                                         ------    ------    ------
 Provision for loan losses                  384       (80)      272
                                         ------    ------    ------
 Balance at end of year                  $1,589    $1,626    $1,733
                                         ======    ======    ======

Ratio of net charge-offs
to average loans outstanding               0.46%     0.04%     0.09%
                                         ======    ======    ======

Ratio of allowance for loan
losses to total loans                      1.58%     2.04%     2.50%
                                         ======    ======    ======

Ratio of allowance for loan losses
to total non-performing loans               240%      125%      213%
                                         ======    ======    ======

     Approximately $460 of the commercial loan charge-offs for the year ended December 31, 2000 represents borrowings by one borrower who filed for bankruptcy.

    An allocation of the allowance for loan losses at December 31, 2000, 1999 and 1998 is presented below. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses. The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates.

                                               2000                       1999                        1998
                                     -------------------------   --------------------------  -------------------------
                                                  Percent                      Percent                    Percent
                                                  of Loans                     of Loans                   of Loans
                                     Allowance    in Category    Allowance     in Category    Allowance   in Category
                                     for Loan     to Total       for Loan      to Total       for Loan    to Total
                                     Losses       Loans          Losses        Loans          Losses      Loans
                                     ------       -----          ------        -----          ------      -----
                                                                (dollars in thousands)
Loans secured by real estate:
   Residential                        $  681       45.3%       $  566           44.6%        $  476        38.7%
   Non-residential                       593       39.4           495           32.0            305        32.4
   Construction                           35        2.4            93            7.6             91         7.9
 Commercial                              160       10.6           192           12.0            442        16.4
 Consumer and other                       35        2.3           105            3.8            128         4.6
 Unallocated                              85          -           175              -            291           -
                                      ------      -----        ------          -----         ------       -----
  Total                               $1,589      100.0%       $1,626          100.0%        $1,733       100.0%
                                      ======      =====        ======          =====         ======       =====

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

     Investment Portfolio Composition. At December 31, 2000, the Bank's securities held to maturity consisted of debt securities reported at a total amortized cost of $14,645,000, with a fair value of $14,570,000 (or $75,000 less than amortized cost). At December 31, 2000, the Bank's available for sale securities portfolio was reported at a total fair value of $18,482,000 (or $37,000 less than amortized cost of $18,519,000). The after-tax unrealized loss on available for sale securities of $22,000 has been deducted from stockholders' equity at December 31, 2000. The Bank also held an investment of $419,000 in Federal Home Loan Bank stock at December 31, 2000.

     The amortized cost and fair value of securities are summarized as follows as of December 31:


                                              2000                1999
                                        -----------------  -------------------
                                        Amortized    Fair   Amortized    Fair
                                          Cost      Value      Cost     Value
                                        ---------  ------  ----------- -------
                                                   (in thousands)
Securities available for sale:
  U. S. Government Agency securities      $18,519  $18,482    $26,024  $25,357
                                          -------  -------    -------  -------

Securities held to maturity:
  U. S. Government Agency securities       14,570   14,495     14,735   14,313
  U. S. Treasury securities                     -        -      3,002    2,997
  Other securities                             75       75         75       75
                                          -------  -------    -------  -------
                                           14,645   14,570     17,812   17,385
                                          -------  -------    -------  -------

Total securities                          $33,164  $33,052    $43,836  $42,742
                                          =======  =======    =======  =======

     Investment Portfolio Maturities. The following table summarizes the amortized cost and the weighted average yield of the securities portfolio, by remaining period to contractual maturity at December 31, 2000:


                                     One      One      Five     More
                                     Year     Through  Through  Than
                                     or       Five     Ten      Ten
                                     Less     Years    Years    Years   Total
                                     -----    -------  -------  -----   -----
                                           (dollars in thousands)

Securities available for sale:
 U.S. Government Agency securities   $  500   $18,019   $   -   $   -   $18,519
                                     ------   -------   -----   -----   -------

Securities held to maturity:
 U. S. Government Agency securities   4,499     8,635     512     924    14,570
 Other securities                        50         -      25       -        75
                                     ------   -------   -----   -----   -------
                                      4,549     8,635     537     924    14,645
                                     ------   -------   -----   -----   -------

Total amortized cost                 $5,049   $26,654   $ 537   $ 924   $33,164
                                     ======   =======   =====   =====   =======

Weighted average yield                 5.51%     6.10%   6.92%   6.50%     6.04%
                                     ======   =======   =====   =====   =======


                               Sources of Funds
                               ----------------

     Deposits. Deposits are the primary source of funds for the Bank. The Bank's deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts, and certificates of deposit. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Bank's market area. The Bank does not accept brokered deposits.

       The following table summarizes the average amount and the average rate paid on the Bank's interest-bearing deposits for the years ended December 31:


                                         2000                   1999
                                  -------------------   --------------------
                                              Average                Average
                                  Average        Rate   Average         Rate
Type of Account                   Balance        Paid   Balance         Paid
---------------                   -------     -------   -------      -------
                                            (dollars in thousands)

NOW accounts                      $18,442       1.17%     $17,719       1.16%
Money market accounts               4,084       2.18        3,478       2.22
Regular, club, cash management      5,918       2.25        6,330       2.25
Preferred rate savings             20,615       2.76       21,026       2.75
Certificates of deposit            42,801       5.18       48,750       4.97
                                  -------       ----      -------       ----
 Total                            $91,860       3.51%     $97,303       3.52%
                                  =======       ====      =======       ====

     The following table shows, by maturity, the dollar amount of time certificates of deposit of $100,000 or more at December 31, 2000. See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

                                                                        Rate
               Maturity                                  Amount         Paid
----------------------------------------------         ---------      -------
                                                        (dollars in thousands)

Less than 3 months                                        $2,577        5.07%
Greater than 3 months and less than 6 months               1,601        4.96
Greater than 6 months and less than 1 year                 3,239        5.38
Greater than 1 year                                        2,356        6.14
                                                          ------        ----
 Total                                                    $9,773        5.41%
                                                          ======        ====

     Borrowings. The Bank also uses borrowings as a source of funds, in the form of advances from the Federal Home Loan Bank ("FHLB") of Boston and borrowings under repurchase agreements. These repurchase agreements represent certain transactions with certain commercial customers in which the Bank borrows funds and pledges U.S. Treasury and Government Agency securities as collateral. The identical securities are repurchased from the customer when the borrowing matures.

     The following table summarizes information concerning borrowings under repurchase agreements as of and for the years ended December 31:

                                                       2000           1999
                                                       ----           ----
                                                     (dollars in thousands)

Borrowings at December 31                              $6,562       $3,768
Weighted average interest rate at December 31            2.03%        1.79%
Maximum borrowings outstanding at any
 month end during the year                             $7,172       $4,227
Average borrowings during the year                     $5,734       $3,669
Weighted average interest rate during the year           2.30%        2.05%


     Securities with a fair value of $6,583,000 and $4,547,000 were pledged as collateral for repurchase agreement borrowings at December 31, 2000 and 1999, respectively. The agreements at December 31, 2000 mature within three months.

     As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Boston may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2000, the Bank's FHLB borrowing capacity was $8.4 million. On such date, there were FHLB advances outstanding of $2.0 million, bearing interest at 6.47% and maturing in January 2001.

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

     This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets for regulatory purposes and the establishment of an adequate allowance for loan losses. Any change in such regulation, whether by the Banking Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Company and its operations.

     Connecticut Regulation. The Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Banking Commissioner is required for, among other things, certain amendments to the Bank's Articles of Incorporation and Bylaws, as well as for the establishment of branch offices and business combination transactions. The Banking Commissioner conducts periodic examinations of the Bank. Many of the areas regulated by the Banking Commissioner are subject to similar regulation by the FDIC.

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

     FDIC Regulation. The Bank's deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 for each insured depositor. FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order, or conditions imposed by the FDIC.

     As a FDIC-insured, state-chartered bank, the Bank is subject to supervision and examination by the FDIC and also is subject to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered, permissible methods for acquisition of funds, and activities of subsidiaries and affiliates of the Bank (including the Bancorp). The FDIC periodically makes its own examination of insured institutions.

     Federal law requires each federal banking agency, such as the FDIC, to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings; and compensation, fees and benefits. If the FDIC determines that an institution fails to meet any standard prescribed by the Guidelines, the FDIC may require the institution to submit to it an acceptable plan to achieve compliance with those Guidelines. The Guidelines establish deadlines for the submission and review of such safety and soundness compliance programs.

     Under the Community Reinvestment Act, as amended ("CRA"), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC, was "satisfactory", which is second to the highest rating of "outstanding".

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

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of tier 1 capital to total adjusted assets of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%. Generally, a bank is considered to be "well capitalized" if it has a leverage (tier 1) capital ratio of at least 5%, a tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As of December 31, 2000, the Bank was in full compliance with all three minimum capital standards and was categorized as "well capitalized" under the provisions of FDICIA. See "Capital Resources" and Note 10 to the Consolidated Financial Statements for an analysis of the Bank's actual and required regulatory capital.

     Federal Reserve System Regulation. Under the regulations of the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts) which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $42.8 million or less and, for net transaction accounts over $42.8 million, $1,284,000 plus 10% of the amount of such accounts in excess of $42.8 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. At December 31, 2000, the Bank's net transaction accounts exceeded $42.8 million. The Bank is required to maintain average reserve balances under Federal Reserve Act and Regulation D issued thereunder. These reserves were approximately $558,000 at December 31, 2000.

     In addition, the Bancorp is subject to regulation by the Federal Reserve Board as a bank holding company. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital guidelines described above. The Federal Bank Holding Company Act of 1956, as amended (the "Federal BHC Act"), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, the Bancorp and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be properly incident thereto. State-chartered banks forming holding companies generally are allowed those powers, with certain restrictions, granted to them by applicable state law. The Bancorp believes that it may continue to engage in those activities in which the Bank engages.

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

     On November 12, 1999, legislation was signed that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("GLB") Act authorizes affiliations between banking, securities and insurance firms, and authorizes bank holding companies and banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB Act also imposes new requirements on financial institutions with respect to customer privacy. It generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001. The Board of Directors approved the Bank's privacy policy at its October 18, 2000 meeting.

          The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that a bank holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company's capital needs, asset quality and overall financial condition. This policy statement had no operative effect upon the dividends paid by the Bancorp in 1999 and 2000and is not expected to have an operative effect in 2001. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

          Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of outstanding equity securities of the bank holding company if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their market capitalization. This requirement had no operative effect upon the stock purchases made by the Bancorp in 2000 and is not expected to have an affect on the Bancorp's ability to complete the repurchase program of 100,000 shares. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

          Federal Securities Law. The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act. Common stock of the Company held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

                                   Personnel

          As of December 31, 2000, the Bank had 58 employees (51 of whom are full-time and 7 of whom are part-time). The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 1A.  Executive Officers of the Issuer
          --------------------------------

          The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp's executive officers.

                             Positions Held with the Bancorp and Principal
Name                   Age   Occupations During the Past Five Years
----                   ---   --------------------------------------

Norman H. Reader*      76    Vice Chairman
                             (2000 - present)
                             (President and Chief Executive Officer
                             (1985 - 2000)

Merrill J. Forgotson*  58    President and Chief Executive Officer
                             (2000 - present)

James P. Jakubek       51    Executive Vice President and Chief
                             Operating Officer (1991 - present)

Paul H. Reader*        42    Senior Vice President (1993 - Present)

Leigh A. Hardisty      43    Vice President, Chief Financial Officer
                             and Corporate Secretary (1999 - present)
                             Vice President and Comptroller, and
                             Corporate Secretary (1993 - 1999)

* Norman H. Reader is the father of Paul H. Reader and the father-in-law of Merrill J. Forgotson. Merrill J. Forgotson and Paul H. Reader are brothers-in-law.

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

High Ridge office (3)
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

(2) The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with a term expiring in 2002, and renewal options for four additional 5 year terms.

(3) The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space, with a term expiring in 2005, and renewal options for two additional 5 year periods.

(4) The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with a term of 5 years expiring in 2005, and a renewal option for one additional 5 year period.

(5) The West Broad facility is a full-service branch. The office lease provides for approximately 2,000 square feet of interior space with an initial term of 5 years expiring in 2001, and renewal options for three additional 5 year periods.

(6) The Norwalk facility is a full-service branch. The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years expiring in 2004, and renewal options for three additional 5 year periods.

Item 3.  Legal Proceedings
         -----------------

          There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         Cornerstone Bancorp's common stock has traded on The American Stock Exchange(R) under the symbol CBN since March 2, 1999, and prior thereto, the common stock of the Bank was listed on The American Stock Exchange(R) from January 1996 under the same symbol. The following table sets forth, for the periods indicated, the actual high and low sales prices for the common stock as reported by The American Stock Exchange(R).

                             2000                  1999
                      ------------------     -------------------
                        High       Low        High         Low
                        ----       ---        ----         ---
First Quarter         $11.625    $10.625     $ 19.00     $16.125
Second Quarter          12.50     10.875      16.625       14.50
Third Quarter          13.125     11.625      15.375      13.125
Fourth Quarter          14.50      12.50      13.625       11.00

          As of March 1, 2001, there were approximately 522 holders of record of the Bancorp's common stock.

          The transfer agent and registrar for the Bancorp's common stock is American Stock Transfer & Trust Company.

Dividend Policy

          The Bancorp's shareholders are entitled to dividends, when and if declared by the Bancorp's Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank's common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. The Bank's net profits retained in 2000 and 1999 (after cash dividends) totaled approximately $1,500,000. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp.

          The Bancorp (and the Bank, as predecessor) declared cash dividends on its common stock totaling $417,000 ($0.39 per share) in 2000 and $505,000 ($0.42 per share) in 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

          The following management's discussion and analysis presents a review of financial condition as of December 31, 2000 and 1999, and operating results for the years then ended.

                              FINANCIAL CONDITION
                            (dollars in thousands)

          Total assets increased to $150,123 at December 31, 2000 from $139,407 at December 31, 1999, an increase of $10,716 (or 8%). Loan growth of $21,167 was partially offset by a reduction of $10,042 in total securities, as the Company redeployed assets into higher-yielding loans.

          The Bank's net loan portfolio increased to $99,205 at December 31, 2000 from $78,038 at December 31, 1999, an increase of $21,167 (or 27%). The increase in the loan portfolio was primarily attributable to increases of $14,284 (or 56%) in loans secured by non-residential (commercial) real estate, $10,129 (or 29%) in loans secured by residential real estate and $1,107 (or 12%) in commercial loans, partially offset by decreases of $3,647 (or 61%) in construction loans and $710 (or 23%) in consumer loans. The Bank's strategically planned expansion into the Norwalk market in 1999 stimulated loan demand which continued into 2000. This, coupled with strong loan demand in the Stamford market, led to the 27% increase in the loan portfolio.

          During 2000, the Company redeployed assets into higher-yielding loans and therefore total securities decreased to $33,127 at December 31, 2000 from $43,169 at December 31, 1999, a decrease of $10,042 (or 23%). Securities held to maturity decreased to $14,645 or 44% of total securities at December 31, 2000 from $17,812 or 41% a year earlier. Securities available for sale decreased to $18,482 or 56% of total securities at December 31, 2000 from $25,357 or 59% at December 31, 1999. No purchases of securities were made during 2000. Approximately $5,600 in maturities of securities and proceeds from the sale of $5,000 in securities available for sale were used to fund loan demand. The overall portfolio continues to be comprised mostly of U.S. Treasury and U.S. Government Agency securities with terms of less than five years.

          Deposits increased to $123,952 at December 31, 2000 from $119,282 at December 31, 1999, an increase of $4,670 (or 4%). Demand deposits increased to $29,919 at December 31, 2000 from $25,177 at December 31, 1999, an increase of $4,742 (or 19%). Money market and NOW accounts increased to $25,894 at December 31, 2000 from $21,058 at December 31, 1999, an increase of $4,836 (or 23%). Time deposits decreased to $41,375 at December 31, 2000 from $44,860 at December 31, 1999, a decrease of $3,485 (or 8%). The largest percentage decrease in time deposits occurred in 18-23 month certificates of deposit ("CD's") which decreased by $1,183 or 55%, followed by 24-30 month CD's which decreased by $1,827 or 42% and 12-17 month CD's which decreased by 1,336 or 6%. Regular, club and money market savings decreased to $26,764 at December 31, 2000 from $28,187 at December 31, 1999, a decrease of $1,423 (or 5%). In general, the Bank attempts to control the flow of deposits primarily by pricing its accounts to remain competitive with other financial institutions in its market area, although the Bank does not necessarily seek to match the highest interest rates paid by competing institutions. As strategically planned, in 2000 the Bank allowed higher- rate CD's to rolloff at maturity, while focusing on increasing demand deposits and lower- cost deposits.

          Total borrowings increased to $8,562 at December 31, 2000 from $3,768 at December 31, 1999, an increase of $4,794. Federal Home Loan Bank advances of $2,000 and additional repurchase agreement borrowings of $2,794 were used, together with other sources of funds, to meet loan demand during the year.

          Stockholders' equity increased to $16,584 at December 31, 2000 from $15,576 at December 31, 1999, a net increase of $1,008 (or 6%). The net increase primarily reflects net income of $1,783 for the year, a reduction of $375 in after-tax net unrealized losses on securities available for sale and $128 for shares issued in connection with the Dividend Reinvestment Plan, partially offset by $880 in treasury stock purchases and $417 in cash dividends declared. The ratio of stockholders' equity to total assets declined to 11.0% at December 31, 2000 from 11.2% a year earlier, while book value per common share increased to $15.56 at December 31, 2000 compared to $13.79 at December 31, 1999. The higher book value reflects the impact of treasury stock purchases during the year.

                               OPERATING RESULTS
                            (dollars in thousands)

General

          The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of banking service fees and charges, but may also include gains and losses on sales of securities available for sale. The Company's non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and professional fees. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Net Income

          Net income was $1,783 for 2000 compared to $1,460 for 1999, an increase of $323 or 22%. Basic earnings per common share was $1.65 for 2000 compared to $1.30 for 1999 based on weighted average shares outstanding of approximately 1,081,000 and 1,126,000, respectively. Diluted earnings per common share was $1.62 for 2000 compared to $1.26 for 1999 based on weighted average shares of approximately 1,098,000 and 1,158,000, respectively. Return on average stockholders' equity was 11.28% and 9.63% for 2000 and 1999, respectively. The return on average assets was 1.21% for 2000 and 1.03% for 1999.

          The higher net income in 2000 was primarily due to an increase of $1,374 in net interest income largely from growth in the loan portfolio, both in dollar size and as a percentage of total assets. Loans represented 66% of total assets at December 31, 2000 compared to 56% a year earlier. The average yield on interest earning assets increased 82 basis points to 8.30% in 2000 from 7.48% in 1999 due to the increase in higher- yielding loans, while the average cost of interest bearing liabilities increased by a comparatively smaller 9 basis points for the same period. See "Interest Expense". This resulted in an interest rate spread of 4.74% in 2000, up 73 basis points from 4.01% in 1999. The interest rate spread is the yield rate on interest earning assets minus the rate paid on interest bearing liabilities, while the net interest margin represents the net yield on earning assets (net interest income as a percent of total interest earning assets). The net interest margin increased by 84 basis points to 5.67% in 2000 from 4.83% in 1999.

          The increase in net interest income was partially offset by an increase of $464 in the provision for loan losses; a reduction of $113 in non-interest income, primarily from losses on sales of securities; an increase of $301 in non-interest expense; and an increase of $173 in income tax expense.

Net Interest Income

          Net interest income was $7,774 for 2000 compared to $6,400 for 1999, an increase of $1,374, or 21%. The higher net interest income in 2000 was primarily due to higher loan volume and yield, as well as a lower volume of higher-cost CD's and a higher volume of lower-cost demand deposits. These factors were partially offset by lower volumes of securities and Federal funds sold, as well as an increase in the volume of higher-cost FHLB advances.

          The following table sets forth average balance sheets for 2000 and 1999, together with the average yield on interest earning assets and the average cost of interest bearing liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income. Average balances of securities are based on amortized cost.

                                                                     2000                               1999
                                                        ------------------------------------------------------------------
                                                        Average                 Yield/     Average                 Yield/
                                                        Balance      Interest    Cost      Balance     Interest     Cost
                                                        -------      --------    ----      -------     --------     ----
                                                                                  (in thousands)
     Assets
       Interest earning assets:
       Loans                                           $  92,056      $ 8,669    9.42%     $ 72,987    $  6,546      8.97%
       Securities                                         39,440        2,371    6.01        43,873       2,602      5.93
       Federal funds sold                                  5,667          352    6.21        15,574         755      4.85
                                                       ---------      -------    ----      --------    --------      ----
       Total interest earning  assets                    137,163       11,392    8.30       132,434       9,903      7.48
                                                                      -------    -----                  --------     ----
       Non-interest earning assets:
       Cash and due from banks                             6,069                              5,945

       Premises and equipment                              2,830                              2,909

       Other assets                                        2,879                              2,624

       Allowance for loan losses                          (1,793)                            (1,735)
                                                       ---------                           --------
       Total assets                                    $ 147,148                           $142,177
                                                       =========                           ========

       Liabilities and Stockholders'  Equity:
        Interest bearing liabilities:
        NOW accounts                                   $  18,442      $   216    1.17%     $ 17,719     $   206      1.16%
        Money market accounts                              4,084           89    2.18         3,478          77      2.22
        Regular, club, cash management                     5,918          133    2.25         6,330         142      2.25
        Preferred rate savings                            20,615          569    2.76        21,026         579      2.75
        Time deposits                                     42,801        2,219    5.18        48,750       2,423      4.97
        Repurchase agreements                              5,734          132    2.31         3,669          76      2.05
        FHLB advances                                      3,935          259    6.58             -           -         -
        Other                                                 26            1    2.16            22           -      1.48
                                                       ---------      -------    ----      --------    --------      ----
        Total interest bearing liabilities               101,555        3,618    3.56%      100,994       3,503      3.47%
                                                       ---------      -------    ----      --------    --------      ----
        Non-interest bearing liabilities:
        Demand deposits                                   28,875                             25,151
        Other                                                917                                864
                                                       ---------                           --------
        Total non-interest bearing liabilities            29,792                             26,015
                                                       ---------                           --------

       Stockholders'  equity                              15,801                             15,168
                                                       ---------                           --------
       Total Liabilities & Stockholders' Equity        $ 147,148                           $142,177
                                                       =========                           ========
       Net interest income                                            $ 7,774                           $ 6,400
                                                                      ========                          =======

       Interest rate spread                                                      4.74%                               4.01%
                                                                                 ====                                ====

       Net interest margin                                                       5.67%                               4.83%
                                                                                 =====                               ====

       Ratio of average interest earning assets
         to average interest bearing liabilities          135.06%                            131.13%
                                                          ======                             ======

     The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 2000 compared to 1999. Information is provided for each category of interest earning assets and interest bearing liabilities, with respect to (i) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances) and (ii) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate, based on the relative dollar amounts of the volume and rate changes.

                                       Increase (Decrease) Due To
                                       --------------------------
                                        Rate     Volume     Total
                                       -----     ------     -----
                                             (in thousands)
Interest Income:
Loans                                    $341     $1,782    $2,123
Securities                                 27       (258)     (231)
Federal funds sold                        171       (574)     (403)
                                         ----     ------    ------
Total interest earning assets            $539     $  950    $1,489
                                         ====     ======    ======

Interest Expense:
NOW accounts                             $  2          8    $   10
Money market accounts                      (1)        13        12
Regular, club, cash management              -         (9)       (9)
Preferred rate savings                      1        (11)      (10)
Time deposits                             100       (304)     (204)
Repurchase agreements                      10         46        56
FHLB advances                               -        259       259
Other                                       -          1         1
                                         ----     ------    ------
Total interest bearing liabilities       $112     $    3    $  115
                                         ====     ======    ======

Change in Net Interest Income            $427     $  947    $1,374
                                         ====     ======    ======

Interest Income

     Average interest earning assets for 2000 were $137,163 compared to $132,434 for 1999, an increase of $4,729, or 4%. Total interest income, which is a function of the volume of interest earning assets and their related rates, was $11,392 in 2000 and $9,903 in 1999, representing an increase of $1,489 or 15%.

     Loans represent the largest component of interest earning assets. Average loans outstanding in 2000 were $92,056 compared to $72,987 in 1999, a 26% increase. The Bank's strategically planned expansion into the Norwalk market in 1999 stimulated loan demand which continued into 2000. This, coupled with strong loan demand in the Stamford market, led to the 26% increase in the average loan portfolio. Interest on loans was $8,669 in 2000 compared to $6,546 in 1999, a 32% increase. The average yield on loans increased to 9.42% in 2000 as compared to 8.97% in 1999, primarily reflecting higher market interest rates and changes in portfolio mix.

     Average investments in securities and Federal funds sold totaled $45,107 for 2000 compared to $59,447 for 1999, a decrease of $14,340 or 24%. Average securities decreased by $4,433, or 10%, in 2000 and average Federal funds sold decreased by $9,907 or 64%. Related income decreased to a total of $2,723 for 2000 from $3,357 for 1999, a decrease of $634, or 19%. The decreased income resulted primarily from the decline in average balances, as proceeds from sales and maturities were reinvested in the loan portfolio. The average yield on securities increased to 6.01% in 2000 from 5.93% in 1999, and the average rate earned on Federal funds sold increased to 6.21% for 2000 compared to 4.85% for 1999, primarily reflecting higher market interest rates.

Interest Expense

     Interest expense was $3,618 for 2000 compared to $3,503 for 1999, a 3% increase. Interest expense is a function of interest bearing liabilities and their related rates. Average interest bearing liabilities were $101,555 in 2000 compared to $100,994 in 1999, an increase of $561, or 1%.

     The growth in average interest bearing liabilities was primarily due to growth in FHLB advances and borrowings under repurchase agreements, which increased by a combined $6,000, substantially offset by a decrease of $5,949 in time certificates of deposit. As strategically planned in 1999 and 2000, the Bank allowed higher-priced certificates of deposit to rolloff at maturity, while focusing on increased lower-cost interest-bearings deposits and demand deposits.

     The average cost of total interest bearing deposits increased by a comparatively small 9 basis points, to 3.56% in 2000 from 3.47% in 1999. The impact of higher rates on time deposits (due to increases in market interest rates) and the utilization of relatively high-cost FHLB advances, was substantially offset by the effect of changes in the mix of deposits. FHLB advances, which were not used as a funding source in 1999, represented 3.9% of total average interest bearing liabilities in 2000. As a percentage of total average deposits, time deposits declined to 47% in 2000 from 50% in 1999, as lower-cost accounts increased during the year and the average cost of these accounts remained fairly stable.

Provision for Loan Losses

     The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The allowance for loan losses is also adjusted for charge-offs and recoveries.

     The allowance for loan losses was $1,589 at December 31, 2000 and $1,626 at December 31, 1999, and the provision for loan losses was $384 and $(80) for the years then ended. The allowance for loan losses represented 1.58% and 2.04% of total loans at December 31, 2000 and 1999, respectively. As a percentage of total non-performing loans, however, the allowance increased to 240% at December 31, 2000 from 125% at December 31, 1999. The higher provision for loan losses in 2000 primarily reflects an increase of $394 in net loan charge-offs to $421 in 2000 from $27 in 1999. Charge-offs in 2000 included $460 in the fourth quarter for a commercial loan due to the borrower's bankruptcy filing.

     While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Bank's service area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of information available at the time of their examination.

Non-interest Income

     Total non-interest income was $669 for 2000, compared to $782 for 1999, a decrease of $113 or 14%. In order to fund increased loan demand in 2000, the Bank decided to sell $5,000 of securities available for sale in the third quarter of 2000. The loss on sale of $136 was partially offset by an increase in other non-interest income of $44.

Non-interest Expense

     Total non-interest expenses were $5,111 for 2000 and $4,810 for 1999, an increase of $301, or 6%, but declined as a percentage of total operating income to 42.4% in 2000 from 45.0% in 1999.

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes in 2000 compared to 1999.


                                                       Increase (Decrease)
                                                         2000 vs. 1999
                                                         -------------
                                    2000      1999       $           %
                                    ----      ----       -           -
                                               (in thousands)
Salaries and employee benefits    $2,639    $2,351     $288         12%
Occupancy                            582       530       52         10
Furniture and equipment              408       457      (49)       (11)
Other                              1,482     1,472       10          1
                                  ------    ------     ----        ---

Total noninterest expense         $5,111    $4,810     $301          6%
                                  ======    ======     ====        ===

     The increase in salaries and employee benefits was due to additional personnel from growth in operations, as well as salary increases and bonuses. The increase in occupancy expenses primarily reflects a full year of rent expense, real estate taxes and other occupancy expenses associated with the Norwalk branch which opened in May 1999. The decrease in furniture and equipment expenses resulted from decreased service contract expense and reduced depreciation expense for the Main Office and the Springdale, High Ridge and Cos Cob branches. The increase in other non-interest expense was primarily due to increased data processing costs and general increases in expenses due to the Norwalk branch, partially offset by reductions in advertising, legal, consulting and printing expense.

     The following is an analysis of the major categories of non-interest expense as a percentage of total operating income (interest income plus non-interest income):


                                   2000       1999
                                  -----      -----

Salaries and employee benefits    21.88%     22.00%
Occupancy                          4.83       4.96
Furniture and equipment            3.38       4.28
Other                             12.29      13.78
                                  -----      -----
Total non-interest expense        42.38%     45.02%
                                  =====      =====

                    LIQUIDITY AND INTEREST RATE SENSITIVITY
                            (dollars in thousands)

     The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The Company's liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations existing as of December 31, 2000.

     At December 31, 2000, short term investments totaled $22,296 (all available for sale securities plus the fair value of held to maturity securities maturing in three months or less). Liquidity is measured by the ratio of cash, short term investments, and marketable securities to deposits and short term liabilities. The liquidity ratio at December 31, 2000 was 32.62%, compared to 37.90% at December 31, 1999. The lower ratio in 2000 primarily reflects the decline in securities as a result of the increased volume of loans. The Bank's internal guideline is to maintain a liquidity ratio of at least 20%.

     As reported in the Consolidated Statements of Cash Flows, the Company's cash flows are classified as operating, investing, or financing. The $1,008 increase in net cash provided by operating activities in 2000, compared to 1999, was primarily due to the increase in net interest income, partially offset by higher non-interest expense. Net cash used in investing activities decreased by $4,472 in 2000 compared to 1999, due to the higher level of net loan disbursements, partially offset by net cash inflows from securities transactions in 2000 and lower disbursements for purchases of FHLB stock and premises and equipment. Net cash from financing activities increased by $9,646 in 2000 primarily due to the increases in deposits and borrowings (securities repurchase agreements and Federal Home Loan Bank advances), less funds used to purchase treasury stock. Cash and cash equivalents decreased by $258 during 2000.

     At December 31, 2000, the Bank had outstanding loan commitments under unused lines of credit of $16,617 and outstanding letters of credit of $97. If the Bank requires funds beyond its internal funding capabilities, additional advances are available from the Federal Home Loan Bank of Boston. At December 31, 2000, advances from the Federal Home Loan Bank were $2,000 compared to a borrowing capacity in the form of advances and borrowings available under a short-term line of credit of $8,380. At December 31, 2000, certificates of deposit scheduled to mature within one year totaled $27,632. The Bank's experience has been that a majority of its maturing certificate of deposit accounts are renewed.

The following table sets forth (i) the maturity or repricing distribution of interest earning assets and interest bearing liabilities as of December 31, 2000, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest earning assets to cumulative total interest bearing liabilities, and (iv) the cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Adjustable rate loans are included based on the period to next repricing date, while principal payments on fixed rate loans are factored into monthly maturity data or at final maturity. Based on an evaluation of regular savings, preferred rate savings, NOW and money market demand accounts, substantially all of these balances have been included in the column for liabilities repricing within 1-5 years, as opposed to the December 31, 1999 analysis which classified these accounts as repricing within six months. These accounts are believed to be stable deposit products in both declining and rising rate environments.


                                                          Interest Rate Sensitivity
                                         -----------------------------------------------------------------
                                         Within 6     6 Months-         1-5          Over 5
                                          Months       1 Year          Years         Years         Total
                                         --------     ---------      ---------      --------      -------
(dollars in thousands)
Interest earning assets:
Federal funds sold and securities         $ 5,784      $  2,499       $ 26,618       $ 1,461     $   36,362
Loans (1):
 Adjustable rate                           41,100             -              -             -         41,100
 Fixed rate                                 3,239         3,328         30,573        21,799         58,939
                                          -------      --------       --------      --------       --------

   Total interest earning assets           50,123         5,827         57,191        23,260        136,401
                                          -------      --------       --------      --------       --------

Interest bearing liabilities:
Money market demand and
  NOW accounts                                  -             -         25,894             -         25,894
Regular, club and preferred
  rate savings accounts                        59            83         26,681             -         26,823
Time accounts                              16,457        11,175         13,743             -         41,375
                                          -------      --------       --------      --------       --------

   Total deposits                          16,516        11,258         66,318             -         94,092

Repurchase agreements                       6,562             -              -             -          6,562
FHLB advances                               2,000             -              -             -          2,000
                                          -------      --------       --------      --------       --------

   Total interest bearing liabilities      25,078        11,258         66,318             -        102,654
                                          -------      --------       --------      --------       --------

Total interest earning assets
less interest bearing liabilities
for the period                            $25,045      $ (5,431)      $ (9,127)      $23,260       $ 33,747
                                          =======      ========       ========      ========       ========

Cumulative total
interest earning assets less
interest bearing liabilities              $25,045      $ 19,614       $ 10,487       $33,747
                                          =======      ========       ========      ========

Cumulative total interest earning
assets less interest bearing
liabilities as a percentage of
total interest earning assets               18.36%        14.38   %       7.69   %     24.74%
                                          =======      ========       ========      ========

(1) Excludes loans on non-accrual status and overdrafts.

     The tabular presentation of the Company's interest sensitivity position indicates that for the period up to one year following December 31, 2000, cumulative total interest earning assets are greater than cumulative total interest bearing liabilities. If interest rates were to increase during this period, more assets would be repricing than liabilities for that period and therefore the Company would experience an increase in its net interest margin. If interest rates were to decline during this period, the Company would experience a decrease in its net interest margin. From one through five years, more interest earning liabilities will be repricing than interest bearing assets; therefore, the Company would experience a decrease in its net interest margin in a rising rate environment and an increase in its net interest margin in a declining rate environment.

     The tabular presentation only represents repricing of interest earning assets and interest bearing liabilities at a point in time and is not indicative of when and how the interest earning assets and interest bearing liabilities will actually reprice.

                               CAPITAL RESOURCES

     At December 31, 2000 and 1999, the Bank's leverage capital ratio was 11.1%. At December 31, 2000 and 1999, the Bank's Tier 1 risk-based capital ratio was 15.4% and 18.4%, respectively, and its total-risk based capital ratio 16.6% and 19.6%, respectively. These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a "well-capitalized" institution. The Bancorp's consolidated capital ratios at December 31, 2000 were substantially the same as the Bank's ratios.

     During 2000, a total of $417,000 in quarterly cash dividends were declared. The Board of Directors increased the quarterly dividend from $0.09 per share to $0.10 per share during the year, and eliminated the special first quarter dividend which had been paid in prior years.

     In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time, in open market and/or privately-negotiated transactions. A total of 76,415 shares had been repurchased at December 31, 2000, at a total cost of $880,000 or an average of $11.52 per share.


                    IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and related Notes have been prepared in conformity with accounting principles generally accepted in the United State of America, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, the Company's net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities as part of its interest rate risk management program may reduce the effect which changes in interest rates have on net income. Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services. In the current interest rate environment, liquidity and maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable levels of net income.

Item 7.  Financial Statements
         --------------------

     The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, independent auditors, are included herein on pages F-1 through F-22.

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

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

          Information regarding the Bancorp's directors is incorporated by reference herein to the Bancorp's Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2001 (the "2001 Proxy Statement"). Information regarding the Bancorp's executive officers is included as Item 1A in
Part I of this Form 10-KSB.


Item 10.  Executive Compensation
          ----------------------

          Information regarding the compensation of the Bancorp's executive officers is incorporated by reference herein to the 2001 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Information regarding the beneficial ownership of the Bancorp's common stock by certain persons is incorporated by reference herein to the 2001 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2001 Proxy Statement.

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

Exhibit No.    Description
-----------    -----------

10.3 Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4 Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) (1)

10.5 Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129 ("Form S-8") (1)

10.6 Cornerstone Bancorp, Inc. 1996 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.2 to Form S-8) (1)

10.7           Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit
               99.3 to Form S-8) (1)

10.8 Employment agreement dated as of July 1, 1998 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) (1)

10.9 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) (1)

10.10 Employment agreement dated as of January 23, 2001 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson (2)

10.11 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and Paul H. Reader (2)

10.12 Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24, 1999)
               (1)

10.13 Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (Exhibit 11.0 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1999) (1)

21.1 Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) (1)

23.1           Consent of KPMG LLP (2)

(1) Incorporated by reference from referenced filing.
(2) Filed herewith.

(b) Reports on Form 8-K
   No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORNERSTONE BANCORP, INC.

Date:     March 21, 2001         By: /s/ Merrill J. Forgotson
          --------------             -----------------------------------------
                                     Merrill J. Forgotson
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                        Date


/s/ Melvin L. Maisel        Chairman of the Board              March 21, 2001
---------------------------                                    --------------
Melvin L. Maisel

/s/ Norman H. Reader        Director and                       March 21, 2001
--------------------------- Vice Chairman                      --------------
Norman H. Reader

/s/ Merrill J. Forgotson    Director, President and            March 21, 2001
--------------------------- Chief Executive Officer            --------------
Merrill J. Forgotson

/s/ James P. Jakubek        Director, Executive                March 21, 2001
--------------------------- Vice President                     --------------
James P. Jakubek

/s/ Paul H. Reader          Director, Senior                   March 21, 2001
--------------------------- Vice President                     --------------
Paul H. Reader

/s/ Leigh A Hardisty        Vice President, Chief Financial    March 21, 2001
--------------------------- Officer and Corporate Secretary    --------------
Leigh A. Hardisty           (Principal Financial Officer and
                            Principal Accounting Officer)


/s/ Joseph Field            Director                           March 21, 2001
---------------------------                                    --------------
Joseph Field

/s/ J. James Gordon         Director                           March 21, 2001
---------------------------                                    --------------
J. James Gordon

/s/ Stanley A. Levine       Director                           March 21, 2001
---------------------------                                    --------------
Stanley A. Levine

/s/ Joseph A. Maida         Director                           March 21, 2001
---------------------------                                    --------------
Joseph A. Maida

/s/ Ronald C. Miller        Director                           March 21, 2001
---------------------------                                    --------------
Ronald C. Miller

/s/ Courtney A. Nelthropp   Director                           March 21, 2001
---------------------------                                    --------------
Courtney A. Nelthropp

/s/ Martin Prince           Director                           March 21, 2001
---------------------------                                    --------------
Martin Prince

/s/ Donald Sappern          Director                           March 21, 2001
---------------------------                                    --------------
Donald Sappern

/s/ Patrick Tisano          Director                           March 21, 2001
---------------------------                                    --------------
Patrick Tisano

/s/ Joseph D. Waxberg, M.D. Director                           March 21, 2001
---------------------------                                    --------------
Joseph D. Waxberg, M.D.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements

                               Table of Contents

                                                                                               Page
Independent Auditors' Report                                                                     F-1

Consolidated Financial Statements:

     Consolidated Statements of Condition at December 31, 2000 and 1999                          F-2

     Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999            F-3

     Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000 and 1999                                                              F-4

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000
         and 1999                                                                                F-5

      Notes to Consolidated Financial Statements                                              F-6 to F-22

                                       F

                             [LETTERHEAD OF KPMG]

                         Independent Auditors' Report

The Board of Directors and Stockholders
Cornerstone Bancorp, Inc.:

We have audited the consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 29, 2001

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Condition

                          December 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                              Assets                                                    2000               1999
                                                                                   --------------     --------------
Cash and cash equivalents:
    Cash and due from banks (note 2)                                               $       8,854       $      11,928
    Federal funds sold                                                                     2,816                 --
                                                                                   -------------       -------------
            Total cash and cash equivalents                                               11,670              11,928
                                                                                   -------------       -------------
Securities (note 3):
    Available for sale, at fair value (inluding $6,583 in 2000 and $4,547 in 1999
       pledged as collateral for borrowings under repurchase agreements)                  18,482              25,357
    Held to maturity, at amortized cost (fair value of $14,570 in 2000
       and $17,385 in 1999)                                                               14,645              17,812
                                                                                   -------------       -------------
            Total securities                                                              33,127              43,169
                                                                                   -------------       -------------

Loans, net (note 4)                                                                       99,205              78,038
Accrued interest receivable                                                                1,124               1,097
Federal Home Loan Bank stock, at cost                                                        419                 419
Premises and equipment, net (note 5)                                                       2,699               2,961
Deferred income taxes (note 8)                                                               828                 955
Other assets                                                                               1,051                 840
                                                                                   -------------       -------------

            Total assets                                                           $     150,123       $     139,407
                                                                                   =============       =============

                     Liabilities and Stockholders' Equity
Liabilities:
    Deposits:
       Demand (non-interest bearing)                                               $      29,919       $      25,177
       Money market demand and NOW                                                        25,894              21,058
       Regular, club and money market savings                                             26,764              28,187
       Time (note 6)                                                                      41,375              44,860
                                                                                   -------------       -------------
            Total deposits                                                               123,952             119,282
    Federal Home Loan Bank advances and borrowings under
       repurchase agreements (note 7)                                                      8,562               3,768
    Accrued interest payable                                                                 143                 135
    Other liabilities                                                                        882                 646
                                                                                   -------------       -------------
            Total liabilities                                                            133,539             123,831
                                                                                   -------------       -------------

Commitments and contingencies (note 9) Stockholders' equity (notes 10 and 12):
    Common stock, par value $0.01 per share; authorized 5,000,000 shares; issued
       1,142,159 shares in 2000
       and 1,129,599 shares in 1999                                                           11                  11
    Additional paid-in capital                                                            11,657              11,510
    Retained earnings                                                                      5,818               4,452
    Treasury stock, at cost (76,415 shares)                                                 (880)                 --
    Accumulated other comprehensive loss, net of taxes (note 11)                             (22)               (397)
                                                                                   -------------       -------------
            Total stockholders' equity                                                    16,584              15,576
                                                                                   -------------       -------------

            Total liabilities and stockholders' equity                             $     150,123       $     139,407
                                                                                   =============       =============

See accompanying notes to consolidated financial statements.

                       Consolidated Statements of Income

                    Years Ended December 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                                      2000               1999
                                                                      ----               -----
Interest income:
    Loans                                                       $        8,669      $      6,546
    Securities                                                           2,371             2,602
    Federal funds sold                                                     352               755
                                                                --------------      ------------
            Total interest income                                       11,392             9,903
                                                                --------------      ------------
Interest expense:
    Deposits                                                             3,226             3,427
    Federal Home Loan Bank advances and borrowings
        under repurchase agreements (note 7)                               392                76
                                                                --------------      ------------
            Total interest expense                                       3,618             3,503
                                                                --------------      ------------
Net interest income                                                      7,774             6,400
Provision for loan losses (note 4)                                         384               (80)
                                                                --------------      ------------
Net interest income after provision for loan losses                      7,390             6,480
                                                                --------------      ------------
Non-interest income:
    Deposit service charges                                                447               468
    Loss on sales of securities available for sale (note 3)               (136)               --
    Other                                                                  358               314
                                                                --------------      ------------
            Total non-interest income                                      669               782
                                                                --------------      ------------
Non-interest expense:
    Salaries and employee benefits                                       2,639             2,351
    Occupancy                                                              582               530
    Furniture and equipment                                                408               457
    Data processing                                                        378               346
    Professional fees                                                      258               313
    Other                                                                  846               813
                                                                --------------      ------------
            Total non-interest expense                                   5,111             4,810
                                                                --------------      ------------
Income before income tax expense                                         2,948             2,452
Income tax expense (note 8)                                              1,165               992
                                                                --------------      ------------
Net income                                                      $        1,783      $      1,460
                                                                ==============      ============
Earnings per common share (note 13):
    Basic                                                       $         1.65      $       1.30
    Diluted                                                               1.62              1.26
                                                                ==============      ============

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                    Years Ended December 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                              Common Stock
                                         ----------------------                                       Accumulated
                                             Number               Additional                             other          Total
                                           of shares                paid-in    Retained   Treasury   comprehensive  stockholders'
                                          outstanding    Amount     capital    earnings     stock    income (loss)     equity
                                         -------------  -------   ----------   --------   --------   -------------  -------------
At December 31, 1998                        1,119,336    $   11    $  11,351   $  3,497    $    --    $       131    $    14,990

Comprehensive income:
  Net income                                       --        --           --      1,460         --             --          1,460
  Other comprehensive loss (note 11)               --        --           --         --         --           (528)          (528)
                                                                                                                     -----------
  Total comprehensive income                                                                                                 932

Cash dividends declared ($0.42 per share)          --        --           --       (505)        --             --           (505)
Shares issued in connection with:
  Dividend Reinvestment Plan                    9,680        --          151         --         --             --            151
  Directors' Stock Compensation Plan              583        --            8         --         --             --              8
                                           ----------    ------    ---------   --------    -------    -----------    -----------

At December 31, 1999                        1,129,599        11       11,510      4,452         --           (397)        15,576

Comprehensive income:
  Net income                                       --        --           --      1,783         --             --          1,783
  Other comprehensive income (note 11)             --        --           --         --         --            375            375
                                                                                                                     -----------
  Total comprehensive income                                                                                               2,158

Cash dividends declared ($0.39 per share)          --        --           --       (417)        --             --           (417)
Purchases of treasury stock                   (76,415)       --           --         --       (880)            --           (880)
Shares issued in connection with:
  Dividend Reinvestment Plan                   11,045        --          128         --         --             --            128
  Directors Stock Compensation Plan             1,515        --           19         --         --             --             19
                                           ----------    ------    ---------   --------    -------    -----------    -----------

At December 31, 2000                        1,065,744    $   11    $  11,657   $  5,818    $  (880)   $       (22)   $    16,584
                                           ==========    ======    =========   ========    =======    ===========    ===========

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years Ended December 31, 2000 and 1999
                                (In thousands)

                                                                                2000           1999
                                                                             ----------     ----------
Operating activities:
   Net income                                                                $    1,783     $    1,460
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                376            400
       Provision for loan losses                                                    384            (80)
       Loss on sales of securities available for sale                               136             --
       Deferred income tax benefit                                                 (128)           (32)
       Increase in accrued interest receivable                                      (27)          (127)
       Increase in other assets                                                    (211)           (81)
       Increase (decrease) in accrued interest payable                                8            (31)
       Increase in other liabilities                                                236            111
       Other adjustments, net                                                        53            (18)
                                                                             ----------     ----------
            Net cash provided by operating activities                             2,610          1,602
                                                                             ----------     ----------

Investing activities:
   Proceeds from sales of securities available for sale                           4,864             --
   Proceeds from maturities of securities available for sale                      2,498          7,249
   Proceeds from maturities of securities held to maturity                        3,138          3,599
   Purchases of securities available for sale                                        --         (3,500)
   Purchases of securities held to maturity                                          --        (11,788)
   Disbursements for loan originations, net of principal payments               (21,583)       (10,281)
   Purchase of Federal Home Loan Bank stock                                          --           (419)
   Purchases of premises and equipment, net                                         (85)          (500)
                                                                             ----------     ----------
            Net cash used in investing activities                               (11,168)       (15,640)
                                                                             ----------     ----------

Financing activities:
   Net increase (decrease) in deposits                                            4,670         (2,597)
   Net increase in short-term Federal Home Loan Bank advances and
     borrowings under repurchase agreements                                       4,794          1,570
   Purchases of treasury stock                                                     (880)            --
   Dividends paid on common stock                                                  (412)          (470)
   Proceeds from issuance of common stock                                           128            151
                                                                             ----------     ----------
            Net cash provided by (used in) financing activities                   8,300         (1,346)
                                                                             ----------     ----------

Net decrease in cash and cash equivalents                                          (258)       (15,384)

Cash and cash equivalents at beginning of year                                   11,928         27,312
                                                                             ----------     ----------

Cash and cash equivalents at end of year                                     $   11,670     $   11,928
                                                                             ==========     ==========

Supplemental information:
   Interest payments                                                         $    3,610     $    3,534
   Income tax payments                                                            1,295            910
                                                                             ==========     ==========

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     Cornerstone Bancorp, Inc. (the "Bancorp") is a bank holding company formed by Cornerstone Bank (the "Bank") for the purpose of owning all of the Bank's outstanding common stock. On March 1, 1999, each share of the Bank's common stock was exchanged on a one-for-one basis for the Bancorp's common stock. The Bank is a state-chartered commercial bank that provides a variety of loan and deposit services to individuals and businesses primarily in Southwestern Fairfield County, Connecticut. The Bank is subject to regulations of the Federal Deposit Insurance Corporation (the "FDIC") and the State of Connecticut Department of Banking, and undergoes periodic examinations by those regulatory agencies. The Bancorp is subject to regulation and supervision by the Federal Reserve Board (the "FRB"). The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC.

     Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of the Bank and the Bancorp (collectively, the "Company"), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Actual results could differ significantly from those estimates. A significant estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed below.

     For purposes of the consolidated statements of cash flows, cash equivalents represent Federal funds sold (generally on an overnight basis).

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

     Securities

     Securities are classified as either available for sale (representing securities that may be sold in the ordinary course of business) or as held to maturity (representing debt securities for which the Company has the ability and positive intent to hold until maturity). Management determines the classification of securities at the time of purchase. Securities held to maturity are reported at amortized cost. Securities available for sale are reported at fair value, with unrealized gains and losses reported on a net-of-tax basis in stockholders' equity as accumulated other comprehensive income or loss. Securities are not acquired for trading purposes.

     Gains and losses realized on sales of securities are determined using the specific identification method. Premiums and discounts on debt securities are amortized to interest income over the term of the security. Unrealized losses on securities are charged to earnings if management determines that the decline in fair value of a security is other than temporary.

     As a member of the Federal Home Loan Bank ("FHLB") of Boston, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

     Loans

     Loans are reported at unpaid principal balances less the allowance for loan losses. Interest income is accrued based on contractual rates applied to principal amounts outstanding. Loan origination and commitment fees, and certain direct origination costs, are deferred and amortized to interest income over the life of the related loan.

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

     Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, requires recognition of an impairment loss on a loan within its scope when it is probable that the lender will be unable to collect principal and/or interest payments in accordance with the terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and consumer loans. Measurement of impairment may be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the collateral's fair value if the loan is collateral dependent. This evaluation is inherently subjective, as it requires estimates that are susceptible to change. If the measurement of an impaired loan is less than its recorded amount, an impairment allowance is established as part of the allowance for loan losses.

     Premises and Equipment

     Premises and equipment are reported at cost, less accumulated depreciation and amortization. Owned assets are depreciated using the straight-line method over the estimated useful lives of the assets (three to twenty years for equipment and thirty-five years for buildings). Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income tax expense in the period that includes the enactment date of the change.

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

     Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method.

     Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to use a fair-value-based method of accounting for employee stock compensation plans. However, SFAS No. 123 permits entities to continue to measure compensation costs for these plans using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. An entity that follows APB Opinion No. 25 must provide pro forma disclosures of net income and earnings per share, as if it had applied the fair-value-based method of SFAS No. 123. The Company has elected to continue to measure compensation costs for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25 and has provided the required pro forma disclosures.

     Securities Repurchase Agreements

     The Company enters into transactions with certain of its commercial customers in which it sells U.S. Government Agency securities under an agreement to repurchase the identical securities from the customer at a later date. These transactions are accounted for as secured borrowings since the Company maintains effective control over the underlying securities which are pledged as collateral. The transaction proceeds are recorded as borrowings in the consolidated statements of condition, and the collateral securities continue to be carried as assets of the Company.

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

(2)  Cash Reserve Requirements

     The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. These reserves were approximately $558,000 and $100,000 at December 31, 2000 and 1999, respectively.

(3)  Securities

     The amortized cost, gross unrealized gains and losses, and fair values of securities are summarized as follows:

                                                                         Gross        Gross
                                                        Amortized      unrealized   unrealized            Fair
                                                           cost          gains        losses              value
                                                        ---------      ----------   ----------           -------
                                                                           (In thousands)
     December 31, 2000
     -----------------
     Available for sale:
          U.S. Government Agency securities           $     18,519   $         36     $        (73)    $   18,482
                                                      ============   ============     ============     ==========
     Held to maturity:
          U.S. Government Agency securities           $     14,570   $          3     $        (78)    $   14,495
          Other securities                                      75              -                -             75
                                                      ------------   ------------     ------------     ----------
       Total                                          $     14,645   $          3     $        (78)    $   14,570
                                                      ============   ============     ============     ==========
     December 31, 1999
     -----------------
     Available for sale:
          U.S. Government Agency securities           $     26,024   $          -     $       (667)     $  25,357
                                                      ============   ============     ============      =========
     Held to maturity:
          U.S. Government Agency securities           $     14,735   $          -     $       (422)     $  14,313
          U.S. Treasury securities                           3,002              -               (5)         2,997
          Other securities                                      75              -                -             75
                                                      ------------   ------------     ------------      ---------
       Total                                          $     17,812   $          -     $       (427)     $  17,385
                                                      ============   ============     ============      =========

     The following is a summary of the amortized cost and fair value of debt securities at December 31, 2000, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without penalties.

                                               Held to maturity      Available for sale
                                               ----------------     -------------------
                                              Amortized    Fair     Amortized     Fair
                                                cost      value       cost       value
                                              ---------  ------     ---------   -------
                                                          (In thousands)
     One year or less                       $   4,549  $   4,537    $    500    $    499
     Over one year, less than five years        8,635      8,587      18,019      17,983
     Five years or more                         1,461      1,446           -           -
                                            ---------  ---------    --------    --------
     Total                                  $  14,645  $  14,570    $ 18,519    $ 18,482
                                            =========  =========    ========    ========

     Gross realized losses were $136,000 on sales of securities available for sale during 2000. There were no sales in 1999.

     In addition to collateral for the repurchase agreements described in note 7, securities with a fair value of $1,496,000 were pledged for other purposes at December 31, 2000.

(4)  Loans and Concentration of Credit Risk

     Most of the Company's loans are granted to customers who reside or do business in Southwestern Fairfield County, Connecticut. In addition to this geographic concentration, loans collateralized by real estate or granted to customers in real estate related industries were approximately $88,000,000 and $67,000,000 at December 31, 2000 and 1999, respectively. While collateral provides assurance as a secondary source of repayment, the Company's underwriting standards require that a borrower's present and expected cash flows be adequate to service the debt at loan origination.

     The loan portfolio consisted of the following at December 31:


                                                          2000        1999
                                                       ----------   ---------
                                                            (In thousands)

       Loans secured by real estate:
         Residential                                   $   45,630    $ 35,501
         Non-residential                                   39,754      25,470
         Construction                                       2,375       6,022
       Commercial loans                                    10,711       9,604
       Consumer and other loans                             2,316       3,026
                                                       ----------    --------
       Total principal balances                           100,786      79,623

       Allowance for loan losses                           (1,589)     (1,626)
       Deferred loan costs, net                                 8          41
                                                       ----------    --------

       Total loans, net                                $   99,205    $ 78,038
                                                       ==========    ========

     The following is a summary of changes in the allowance for loan losses for the years ended December 31:

                                                          2000        1999
                                                       ----------   ---------
                                                            (In thousands)

       Balance at beginning of year                    $    1,626    $  1,733
       Provision for loan losses                              384         (80)
       Loan charge-offs                                      (480)       (103)
       Recoveries                                              59          76
                                                       ----------    --------

       Balance at end of year                          $    1,589    $  1,626
                                                       ==========    ========

     The following is an analysis of the recorded investment in impaired loans under SFAS No. 114 at December 31:

                                                                              2000           1999
                                                                           -----------    ----------
                                                                                 (In thousands)
       Total loans past due 90 days or more                                $       456    $      460
       Less loans on accrual status                                                 (1)          (72)
                                                                           -----------    ----------
       Non-accrual loans past due 90 days or more                                  455           388
       Loans current or past due less than 90 days for which
         interest payments are being applied to reduce principal/(1)/              207           846
                                                                           -----------    ----------

         Total recorded investment in impaired loans                       $       662    $    1,234
                                                                           ===========    ==========

         _____________________________________

         /(1)/ The recorded investments in these impaired loans have been reduced by cumulative interest payments of $98,000 and $330,000 at December 31, 2000 and 1999, respectively.

     The Company's impaired loans at December 31, 2000 and 1999 were real estate secured loans with collateral values in excess of the recorded investments. Accordingly, allowances for impairment losses were not required under SFAS No. 114. The Company's average recorded investment in impaired loans was $1,026,000 in 2000 and $1,130,000 in 1999.

     Interest contractually due during the year on impaired loans at December 31 totaled $100,000 in 2000 and $182,000 in 1999. The portion of such interest that was actually collected amounted to $87,000 in 2000 and $120,000 in 1999, substantially all of which was applied to reduce principal balances. No interest income was recorded on impaired loans in 2000 and 1999 while such loans were considered to be impaired.

(5)  Premises and Equipment

     Premises and equipment are summarized as follows at December 31:


                                                             2000      1999
                                                          --------   --------
                                                            (In thousands)

       Land                                              $    695    $    695
       Buildings and improvements                           1,959       1,953
       Furniture and equipment                              2,653       2,590
       Vehicles                                               174         174
                                                         --------    --------
       Total                                                5,481       5,412

       Less accumulated depreciation and amortization       2,782       2,451
                                                         --------    --------

       Premises and equipment, net                       $  2,699    $  2,961
                                                         ========    ========

(6)    Time Deposits

       The following is a summary of time deposits by remaining period to contractual maturity at December 31:

                                                             2000        1999
                                                          ---------   ---------
                                                             (In thousands)


          90 days or less                                  $   9,984  $  12,599
          91 to 180 days                                       6,472      6,805
          181 days to one year                                11,176     14,074
                                                           ---------  ---------
          Total one year or less                              27,632     33,478

          Over one year, less than two years                   4,882      5,550
          Over two years, less than five years                 8,861      5,732
          Five years or more                                      --        100
                                                           ---------  ---------

          Total                                            $  41,375  $  44,860
                                                           =========  =========

     Time deposits of $100,000 or more aggregated $9,773,000 and $9,820,000 at December 31, 2000 and 1999, respectively.


(7)  Federal Home Loan Bank Advances and Borrowings Under Repurchase Agreements

     As a member of the FHLB of Boston, the Bank may borrow funds subject to certain limitations. Borrowings are secured by the Bank's investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged. The Bank's FHLB borrowing capacity in the form of advances and borrowings under a short-term line of credit was $8,380,000 at December 31, 2000. FHLB advances of $2,000,000 were outstanding at December 31, 2000, bearing interest at an average rate of 6.47% and maturing in January 2001. Interest expense on FHLB advances was $259,000 in 2000.

     Information concerning borrowings under repurchase agreements follows as of and for the years ended December 31:

                                                            2000          1999
                                                         ----------    ---------
                                                          (Dollars in thousands)
          Repurchase agreements:
               At year end                                $ 6,562       $ 3,768
               Average for the year                         5,734         3,669
               Maximum outstanding at any month end         7,172         4,227
          Fair value of collateral securities at year end   6,583         4,547
          Weighted average interest rates on repurchase
            agreements:
               At year end                                   2.03%         1.79%
               Average for the year                          2.30          2.05

     The repurchase agreements at December 31, 2000 mature within three months. Interest expense on repurchase agreements was $132,000 in 2000 and $76,000 in 1999.

(8)  Income Taxes

     The components of income tax expense are as follows for the years ended December 31:

                                                                  2000          1999
                                                               ----------    ----------
                                                                     (In thousands)
       Federal:
         Current                                               $   1,071      $     805
         Deferred                                                   (112)           (26)
                                                               ---------      ---------
                                                                     959            779
                                                               ---------      ---------

       State:
         Current                                                     222            219
         Deferred                                                    (16)            (6)
                                                               ---------      ---------
                                                                     206            213
                                                               ---------      ---------

       Total income tax expense                                $   1,165      $     992
                                                               =========      =========

     The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

                                                                  2000          1999
                                                               ----------    ----------
                                                                     (In thousands)
       Income tax at federal statutory rate                    $   1,002      $     834
       State income tax, net of federal benefit                      136            141
       Other                                                          27             17
                                                               ---------      ---------

       Actual income tax expense                               $   1,165      $     992
                                                               =========      =========

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

                                                                  2000          1999
                                                               ----------    ----------
                                                                     (In thousands)
       Deferred tax assets:
         Allowance for loan losses                             $     543      $     546
         Interest on non-accrual loans                               211            176
         Net unrealized losses on securities available
           for sale                                                   15            270
                                                               ---------      ---------
                                                                     769            992
                                                               ---------      ---------

       Deferred tax liabilities:
         Depreciation on premises and equipment                       39             33
         Other                                                        20              4
                                                               ---------      ---------
                                                                      59             37
                                                               ---------      ---------

       Net deferred tax assets                                 $     828      $     955
                                                               =========      =========

     Based on the Company's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's deferred tax assets will be realized.

(9)  Commitments and Contingencies

     Financial Instruments with Off-Balance-Sheet Risk

     The Company is a party to credit-related financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loan amounts recognized in the consolidated statements of condition. At December 31, 2000 and 1999, outstanding loan commitments under unused lines of credit were approximately $16,617,000 and $9,636,000, respectively, and outstanding letters of credit were approximately $97,000 and $185,000, respectively. Unused lines of credit are legally binding agreements to lend a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.

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

     Lease Commitments

     The Company was obligated under operating leases for five branch offices at December 31, 2000. The leases include various renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under branch operating leases was $281,000 in 2000 and $251,000 in 1999. At December 31, 2000, the future minimum rental payments under branch operating leases, excluding renewal option periods, were $252,000 for 2001; $206,000 for 2002; $186,000 for
     2003; $152,000 for 2004; and $65,000 for 2005.

     Legal Proceedings

     In the normal course of business, the Company is involved in various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Company's financial condition, results of operations or liquidity.

(10) Stockholders' Equity

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

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 2000 and 1999, the Bank and the Bancorp met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution. The Bancorp's consolidated capital ratios at December 31, 2000 were substantially the same as the Bank's actual ratios set forth below.

                                                                       FDIC Requirements
                                                          ------------------------------------------
                                                            Minimum capital         Classification
                                         Bank actual            adequacy         as well capitalized
                                     -----------------    -----------------    ---------------------
                                       Amount    Ratio      Amount    Ratio       Amount      Ratio
                                     ---------  ------    ---------  ------    ----------   --------
                                                          (Dollars in thousands)
December 31, 2000
Leverage (tier I) capital           $  16,531     11.1%   $  5,952      4.0%   $    7,440        5.0%
Risk-based capital:
 Tier I                                16,531     15.4       4,307      4.0         6,460        6.0
 Total                                 17,880     16.6       8,614      8.0        10,767       10.0

December 31, 1999
Leverage (tier I) capital           $  15,863     11.1%   $  5,732      4.0%   $    7,165        5.0%
Risk-based capital:
 Tier I                                15,863     18.4       3,452      4.0         5,178        6.0
 Total                                 16,949     19.6       6,904      8.0         8,630       10.0

     Dividends

     The Bancorp's ability to pay dividends to its shareholders is largely dependent on the ability of the Bank to pay dividends to the Bancorp. Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years. The Bank's net profits retained in 2000 and 1999 (after cash dividends) totaled approximately $1,500,000.

     The Company's Dividend Reinvestment Plan permits shareholders to reinvest cash dividends in voluntary purchases of Company common stock. Shareholders can invest up to $5,000 in additional shares each quarter. In addition, cash dividends are automatically reinvested into new shares of the Company's common stock at the current market price. This plan resulted in the issuance of 11,045 and 9,680 additional common shares during 2000 and 1999, respectively.

     Stock Repurchase Plan

     In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time in open market and/or privately-negotiated transaction. A total of 76,415 treasury shares were repurchased pursuant to this plan during 2000, at a total cost of $880,000 or an average of $11.52 per share.


(11) Comprehensive Income

     Total comprehensive income is reported in the consolidated statements of stockholders' equity and represents the sum of net income and items of "other comprehensive income or loss". The Company's other comprehensive income (loss) represents the change during the year in after-tax unrealized gains and losses on securities available for sale. Components of other comprehensive income (loss) are summarized as follows for the years ended December 31:

                                                                         2000        1999
                                                                       -------      ------
                                                                          (In thousands)
          Net unrealized holding gains (losses) arising during the
            year on securities available for sale, net of taxes of
            ($200) in 2000 and $361 in 1999                           $   294      $  (528)
          Reclassification adjustment for realized losses
            included in net income, net of taxes of $55                    81           --
                                                                      -------      -------

          Other comprehensive income (loss), net of taxes
            of ($255) in 2000 and $361 in 1999                        $   375      $  (528)
                                                                      =======      =======

     The Company's accumulated other comprehensive loss, which is included as a separate component of stockholders' equity, represents the net unrealized losses of $37,000 and $667,000 on securities available for sale at December 31, 2000 and 1999, respectively, less related deferred income taxes of $15,000 and $270,000, respectively.


(12) Stock Compensation Plans

     Stock Option Plans

     The options outstanding under the terms of the Company's 1986 Incentive and Nonqualified Stock Option Plan (the "1986 Plan") were transferred to the 1996 Incentive and Nonqualified Stock Option Plan (the "1996 Plan") upon adoption of the 1996 Plan. The 1996 Plan provides for the issuance of up to 176,000 shares of the Company's common stock, reduced by the number of shares subject to outstanding stock options granted under the 1986 Plan. A total of 27,670 options were available for grants under the 1996 Plan at December 31, 2000.

     The terms of the 1996 Plan and the 1986 Plan are substantially the same, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2000. Options have a ten-year term and must be granted at an exercise price equal to the fair value of the Company's common stock on the grant date. Options vest immediately, except for options granted to those directors who, on the date of grant, have fewer than five years of service as a director of the Company. Such options become exercisable beginning on the fifth anniversary of the date on which service as a director began.

     Stock option transactions during 1999 and 2000 are summarized as follows:


                                           Number of       Weighted average
                                            options         exercise price
                                           ----------      ----------------

       Outstanding at December 31, 1998      139,260              $   12.47
       Granted                                 2,500                  15.00
       Expired                                (2,530)                 12.50
                                             -------

       Outstanding at December 31, 1999      139,230                  12.51
       Granted                                 2,750                  12.00
       Expired                                (1,650)                 11.58
                                             -------              ---------

       Outstanding at December 31, 2000      140,330              $   12.50
                                             =======              =========

     Outstanding options at December 31, 2000 consisted of 130,980 non-qualified options and 9,350 incentive options with weighted average exercise prices of $12.71 and $9.55, respectively. The weighted average remaining term of outstanding options was 5.7 years and 6.6 years at December 31, 2000 and 1999, respectively.

     A total of 140,080 options with a weighted average exercise price of $12.50 were exercisable at December 31, 2000, compared to 137,880 options and a weighted-average exercise price of $12.49 at December 31, 1999.

     The Company accounts for its stock options in accordance with APB Opinion No. 25. Accordingly, compensation expense is not recognized with respect to fixed stock options, all of which have an exercise price equal to the fair value of the Company's stock on the grant date. On a per share basis, the weighted average estimated fair values of options granted during 2000 and 1999 were $2.05 and $3.32, respectively. These fair values were estimated using the Black Scholes option-pricing model and the following weighted average assumptions: dividend yield of 2.8% in 2000 and 2.9% in 1999; expected volatility rates of 15% in 2000 and 18% in 1999; expected option life of six years; and risk-free interest rates of 5.1% in 2000 and 6.3% in 1999. Had the grant-date fair value of stock options granted after the effective date of SFAS No. 123 been recognized as compensation expense using the fair-value-based method of accounting, the Company's 2000 net income, basic EPS and diluted EPS would have been $1,780,000, $1.65 and $1.62, respectively ($1,445,000, $1.29 and $1.26, respectively, for 1999).

     Directors' Stock Compensation Plan

     Under the Directors' Stock Compensation Plan, non-officer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Directors who elect to receive stock are issued a whole number of shares of stock equal to the amount of their compensation divided by the fair value of the Company's common stock as of the date of each Board meeting. A total of 1,515 shares and 583 shares were issued to directors during 2000 and 1999, respectively.

(13) Earnings Per Share


     The following is a summary of the basic and diluted EPS calculations for 2000 and 1999:

                                                                                              Earnings
                                                     Income/(1)/           Shares             per share
                                                   ---------------    -----------------   ---------------
                                                          (In thousands, except per share data)
          2000
          Basic EPS                                  $       1,783                1,081          $1.65
          Effect of dilutive stock options/(2)/                 --                   17
                                                     -------------    -----------------


          Diluted EPS                                $       1,783                1,098          $1.62
                                                     =============    =================


          1999
          Basic EPS                                  $       1,460                1,126          $1.30
          Effect of dilutive stock options/(2)/                 --                   32
                                                     -------------    -----------------

          Diluted EPS                                $       1,460                1,158          $1.26
                                                     =============    =================

         __________________________________________________

         /(1)/ Net income applicable to common stock equaled net income for both
               2000 and 1999.
        /(2)/ The effect of dilutive stock options represents the number of common-equivalent shares issuable from the assumed exercise of stock options, computed using the treasury stock method. An average of 55,905 and 38,775 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 2000 and 1999, respectively.


(14) Employee Savings Plan

     The Company maintains a 401(k) Savings Plan covering substantially all employees. The plan provides for matching contributions by the Company based on a percentage of employee contributions. Total matching contributions by the Company were $44,000 in 2000 and $40,000 in 1999.

(15) Related Party Transactions

     Loans made directly or indirectly to the Company's employees, directors or principal shareholders were approximately $4,747,000 and $4,651,000 at December 31, 2000 and 1999, respectively. During 2000, new loans made directly or indirectly to these related parties totaled $766,000 and payments totaled $670,000. These loans were made in the ordinary course of business at normal credit terms, and do not represent more than a normal risk of collection.

     Payments aggregating approximately $98,000 in 2000 and $143,000 in 1999 were made for materials and services provided by companies in which certain Company directors had a business interest. Management believes that the amounts paid by the Company are reasonable in relation to the value of the materials and services provided.

(16) Fair Value of Financial Instruments

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

     The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:


                                            2000                    1999
                                     --------------------  ---------------------
                                     Carrying  Estimated   Carrying   Estimated
                                      amount   fair value   amount    fair value
                                     --------  ----------  --------   ----------
                                                    (In thousands)

     Financial assets:
       Cash and cash equivalents    $ 11,670    $ 11,670   $ 11,928    $ 11,928
       Securities                     33,127      33,052     43,169      42,742
      Loans, net                      99,205      99,228     78,038      72,479
       FHLB stock                        419         419        419         419
       Accrued interest receivable     1,124       1,124      1,097       1,097
     Financial liabilities:
       Deposits without stated
        maturities                    82,577      82,577     74,422      74,422
       Time deposits                  41,375      41,642     44,860      45,171
       FHLB advances and borrowings
        under repurchase agreements    8,562       8,562      3,768       3,768
       Accrued interest payable          143         143        135         135
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

     Fair values of the lines of credit and letters of credit described in note 9 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 2000 and 1999, the fair values of these financial instruments approximated the related carrying amounts which were not significant.

(17) Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of derivative instruments are reported either in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting which is permitted only if specific criteria are met. SFAS No. 133 was effective January 1, 2001 for the Company. Because the Company had no derivatives or hedging activities at that date, the initial adoption of SFAS No. 133 had no impact on the consolidated financial statements.

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replaces SFAS No. 125 and revises certain accounting standards for securitizations and collateral, and requires certain disclosures. However, the new standard carries over most provisions of SFAS No. 125 without revision. SFAS No. 140 is effective for transactions occurring after March 31, 2001, and its provisions related to collateral and disclosures are effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a significant impact on the Company's consolidated financial statements.

(18) Parent Company Financial Information

     Set forth below are the Bancorp's condensed statements of condition as of December 31, 2000 and 1999, together with the related condensed statements of income and cash flows for the year ended December 31, 2000 and for the period from March 1, 1999 (inception) through December 31, 1999:

                                                                                  2000                1999
                                                                             ---------------     ---------------
                                                                                        (In thousands)
     Condensed Statements of Condition

     Assets:
        Cash                                                                  $          120     $            46
        Investment in the Bank                                                        16,509              15,466
        Other                                                                             65                 169
                                                                              --------------     ---------------

            Total                                                             $       16,694     $        15,681
                                                                             ===============     ===============

     Liabilities and stockholders' equity:
        Liabilities                                                           $          110     $           105
        Stockholders' equity                                                          16,584              15,576
                                                                             ---------------     ---------------

            Total                                                             $       16,694     $        15,681
                                                                             ===============     ===============

     Condensed Statements of Income

     Dividends received from the Bank                                         $        1,185     $           375
     Non-interest expense                                                                115                 166
                                                                             ---------------     ---------------
     Income before income tax benefit and equity in
        the Bank's undistributed earnings                                              1,070                 209
     Income tax benefit                                                                   45                  66
                                                                             ---------------     ---------------
     Income before equity in the Bank's undistributed earnings                         1,115                 275
     Equity in the Bank's undistributed earnings                                         668                 973
                                                                             ---------------     ---------------

     Net income                                                               $        1,783     $         1,248
                                                                             ===============     ===============

     Condensed Statements of Cash Flows

     Cash flows from operating activities:
       Net income                                                             $        1,783     $         1,248
       Equity in the Bank's undistributed earnings                                      (668)               (973)
       Other adjustments, net                                                            123                (158)
                                                                             ---------------     ---------------
            Net cash provided by operating activities                                  1,238                 117
                                                                             ---------------     ---------------
     Cash flows from financing activities:
       Dividends paid on common stock                                                   (412)               (158)
       Purchases of treasury stock                                                      (880)                 --
       Proceeds from issuance of common stock                                            128                  87
                                                                             ---------------     ---------------
            Net cash used in financing activities                                     (1,164)                (71)
                                                                             ---------------     ---------------

     Net increase in cash and cash equivalents                                            74                  46
     Cash and cash equivalents at beginning of period                                     46                  --
                                                                             ---------------     ---------------

     Cash and cash equivalents at end of period                               $          120     $            46
                                                                             ===============     ===============

EXHIBIT INDEX


Exhibit   Description
No.

10.10 Employment agreement dated as of January 23, 200l between Cornerstone Bancorp, Inc. and Merrill Forgotson (2)

10.11 Employment agreement dated as of July 15, 1998 between Cornerstone Bank and Paul H. Reader (2)

23.1      Consent of KPMG LLP (2)


(2) Filed herewith.