Form 10QSB
period 2001-03-31
CORNERSTONE BANCORP INC
filed 2001-05-14
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001
                                             --------------

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT of 1934
                 For the transition period from        to

                         Commission file number: 0-25465

                          CORNERSTONE BANCORP, INC./CT
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CONNECTICUT                                      06-1524044
-------------------------------            -------------------------------------
(State or other jurisdiction of            ( I.R.S. Employer Identification No.)
incorporation or organization)

                 550 Summer St. , Stamford, Connecticut 06901
              ----------------------------------------------------
                   (Address of principal executive offices)

                                (203) 356-0111
                           ---------------------------
                           (Issuer's telephone number)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X     No ___
          ---

The number of shares outstanding of the issuer's common stock as of April 30, 2001 was 1,071,145

Transitional Small Business Disclosure Format (check one): Yes ___    No  X
                                                                         ---

                                TABLE OF CONTENTS

                         PART I - Financial Information

 Item 1.   Financial Statements (Unaudited)                                                    PAGE
-------------------------------                                                                ----
           Consolidated Statements of Condition
           March 31, 2001 and December 31, 2000...........................................      1

           Consolidated Statements of Income
           Three Months Ended March 31, 2001 and March 31, 2000...........................      2

           Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended March 31, 2001 and March 31, 2000...........................      3

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and March 31, 2000...........................      4

           Notes to Consolidated Financial Statements.....................................      5

Item 2     Management's Discussion and Analysis
-----------------------------------------------
           of Financial Condition and Results of Operations...............................      6- 12
           ------------------------------------------------

                                       PART II - Other Information

Item 1.    Legal Proceedings..............................................................      None
----------------------------

Item 2.    Changes in Securities and Use of Proceeds......................................      None
----------------------------------------------------

Item 3.    Defaults upon Senior Securities................................................      None
------------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders............................      None
--------------------------------------------------------------

Item 5.    Other Information..............................................................      None
----------------------------

Item 6.    Exhibits and Reports on Form 8-K...............................................      None
-------------------------------------------

Signatures................................................................................      13

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                                    March 31,      December 31,
Assets                                                                                2001            2000
                                                                                    ---------      -----------
Cash and due from banks                                                             $   9,017       $   8,854
Federal funds sold                                                                     23,562           2,816
                                                                                    ---------       ---------
            Total cash and cash equivalents                                            32,579          11,670
                                                                                    ---------       ---------
Securities, including $6,059 at March 31, 2001
  and $6,583 at December 31, 2000 pledged as
  collateral for repurchase agreements:
Available for sale, at fair value                                                       9,668          18,482
Held to maturity (fair value of $12,196 at March 31, 2001
  and $14,570 at December 31, 2000)                                                    12,115          14,645
                                                                                    ---------       ---------
            Total securities                                                           21,783          33,127
                                                                                    ---------       ---------
Loans, net                                                                             99,687          99,205
Accrued interest receivable                                                               987           1,124
Federal Home Loan Bank stock, at cost                                                     466             419
Bank premises and equipment, net                                                        2,687           2,699
Other assets                                                                            2,054           1,879
                                                                                    ---------       ---------
            Total assets                                                            $ 160,243       $ 150,123
                                                                                    =========       =========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                                     $  30,776       $  29,919
  Money market demand and NOW                                                          29,038          25,894
  Regular, club and money market savings                                               26,460          26,764
  Time                                                                                 49,629          41,375
                                                                                    ---------       ---------
            Total deposits                                                            135,903         123,952
Federal Home Loan Bank advances and
  borrowings under repurchase agreements                                                6,053           8,562
Accrued interest payable                                                                  145             143
Other liabilities                                                                       1,067             882
                                                                                    ---------       ---------
            Total liabilities                                                         143,168         133,539
                                                                                    ---------       ---------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized 5,000,000 shares; issued
   1,144,725 shares at March 31, 2001
   and 1,142,159 shares at December 31, 2000                                               11              11
Additional paid-in capital                                                             11,693          11,657
Retained earnings                                                                       6,155           5,818
Treasury stock, at cost (76,415 shares at March 31, 2001 and
  December 31, 2000)                                                                     (880)           (880)
Accumulated other comprehensive income (loss), net of taxes of $63
  at March 31, 2001 and $15 at December 31, 2000                                           96             (22)
                                                                                    ---------       ---------
            Total stockholders' equity                                                 17,075          16,584
                                                                                    ---------       ---------

            Total liabilities and stockholders' equity                              $ 160,243       $ 150,123
                                                                                    =========       =========


See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                2001                 2000
                                                                ----                 ----
Interest income:
  Loans                                                     $    2,300            $    1,872
  Securities                                                       412                   642
  Federal funds sold                                               155                    77
                                                            ----------            ----------
    Total interest income                                        2,867                 2,591
                                                            ----------            ----------

Interest expense:
  Deposits                                                         857                   782
   Federal Home Loan Bank advances and borrowings
    under repurchase agreements                                     42                    51
                                                            ----------            ----------
    Total interest expense                                         899                   833
                                                            ----------            ----------

Net interest income                                              1,968                 1,758

Provision  for loan losses                                          70                    41
                                                            ----------            ----------
Net interest income after provision  for loan losses             1,898                 1,717
                                                            ----------            ----------

Non-interest income:
 Deposit service charges                                           126                   119
 Other                                                             102                    54
                                                            ----------            ----------
   Total non-interest income                                       228                   173
                                                            ----------            ----------

Non-interest expense:
   Salaries and employee benefits                                  742                   632
   Occupancy                                                       153                   146
   Furniture and equipment                                          99                   103
   Data processing                                                 135                    82
   Professional fees                                                69                    66
   Other                                                           194                   197
                                                            ----------            ----------
   Total non-interest expense                                    1,392                 1,226
                                                            ----------            ----------

Income before income tax expense                                   734                   664
Income tax expense                                                 290                   269
                                                            ----------            ----------
Net income                                                  $      444            $      395
                                                            ==========            ==========
Earnings per common share:
     Basic                                                  $     0.42            $     0.35
     Diluted                                                      0.41                  0.35

Weighted average common shares:
     Basic                                                   1,067,575             1,118,706
     Diluted                                                 1,093,021             1,129,932

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                    Accumulated
                                                         Additional                                    Other                   Total
                                             Common      Paid-in       Retained     Treasury       Comprehensive     Stockholders'
                                             Stock       Capital       Earnings     Stock          Income (Loss)         Equity
                                             ------     --------       --------     --------        -----------         --------
Balance, January 1, 2000                      $  11     $ 11,510       $  4,452     $      -        $      (397)        $ 15,576

Net income                                                                  395                                              395
Change in net unrealized gain (loss)
  on securities available for sale,
   net of taxes                                                                                             (75)             (75)
                                                                                                                        --------
        Total comprehensive income                                                                                           320

Cash dividends ($0.09 per share)                                            (97)                                             (97)
Purchases of treasury stock                                                             (589)                               (589)
Shares issued in connection with:
  Dividend Reinvestment Plan                                  37                                                              37
  Directors Compensation Plan                                  3                                                               3
                                              -----     --------       --------     --------        -----------         --------
Balance, March  31, 2000                      $  11     $ 11,550       $  4,750     $   (589)       $      (472)        $ 15,250
                                              =====     ========       ========     ========        ===========         ========

Balance, January 1, 2001                      $  11     $ 11,657       $  5,818     $   (880)       $       (22)        $ 16,584

Net income                                                                  444                                              444
Change in net unrealized gain (loss)
  on securities available for sale,
    net of taxes                                                                                            118              118
                                                                                                                        --------
        Total comprehensive income                                                                                           562

Cash dividends ($0.10 per  share)                                          (107)                                            (107)
Shares issued in connection with:
  Dividend Reinvestment Plan                                  31                                                              31
  Directors Compensation Plan                                  5                                                               5
                                              -----     --------       --------     --------        -----------         --------
Balance, March 31, 2001                       $  11     $ 11,693       $  6,155     $   (880)       $        96         $ 17,075
                                              =====     ========       ========     ========        ===========         ========



See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                 (In thousands)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                             March 31, 2001
                                                                                     ------------------------------
                                                                                       2001                  2000
                                                                                       ----                  ----
Operating activities:
Net income                                                                           $    444              $    395
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                                           88                    99
   Provision for loan losses                                                               70                    41
   Decrease (increase) in accrued interest receivable                                     137                   (32)
   Increase in other assets                                                              (254)                  (84)
   Increase (decrease) in accrued interest payable                                          2                   (13)
   Increase in other liabilities                                                          185                   259
   Other adjustments, net                                                                  (7)                   (3)
                                                                                     --------              --------
        Net cash provided by operating activities                                         665                   662
                                                                                     --------              --------
Investing activities:
   Proceeds from maturities and calls of securities available for sale                  9,010                    --
   Proceeds from maturities and calls of securities held to maturity                    2,524                 1,024
   Disbursements for loan originations less principal repayments                         (540)               (5,362)
   Purchase of Federal Home Loan Bank Stock                                               (47)                   --
   Purchases of bank premises and equipment                                               (69)                  (20)
                                                                                     --------              --------
        Net cash provided by (used in) investing activities                            10,878                (4,358)
                                                                                     --------              --------

Financing activities:
   Net increase in demand, money market and savings deposits                            3,697                 2,785
   Net increase (decrease) in time deposits                                             8,254                (1,857)
   Net increase (decrease) in short-term Federal Home Loan Bank advances
        and borrowings under repurchase agreements                                     (1,491)                3,983
   Purchases of treasury stock                                                             --                  (589)
   Dividends paid on common stock                                                        (107)                 (102)
   Proceeds from issuance of common stock                                                  31                    37
                                                                                     --------              --------
        Net cash provided by financing activities                                       9,366                 4,257
                                                                                     --------              --------

Net increase in cash and cash equivalents                                              20,909                   561

Cash and cash equivalents at beginning of period                                       11,670                11,928
                                                                                     --------              --------

Cash and cash equivalents at end of period                                           $ 32,579              $ 12,489
                                                                                     ========              ========

Supplemental information:
        Interest payments                                                            $    897              $    846
        Income tax payments                                                               313                    70
                                                                                     ========              ========

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc. and Cornerstone Bank (the "Bank"), collectively the "Company." The interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or for any other interim period.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method. For the three month periods ended March 31, 2001 and 2000, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

NOTE D - ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of derivative instruments are reported either in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting which is permitted only if specific criteria are met. SFAS No. 133 was effective January 1, 2001 for the Company. Because the Company had no derivatives or hedging activities at that date or at any time during the first quarter of 2001, SFAS No. 133 had no impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of
-----------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------
(dollars in thousands)

FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of such forward-looking statements include, without limitation, statements by the Company regarding expectations for earnings, credit quality and other financial and business matters. When used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; technological changes; the extent and timing of actions of the Federal Reserve Board, including changes in monetary policies and interest rates; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reforms.

     The forward-looking statements contained in this report speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

General

     Total assets increased from $150,123 at December 31, 2000 to $160,243 at March 31, 2001, an increase of $10,120 (or 7%). The increase reflects an increase of $20,909 in cash and cash equivalents (primarily federal funds sold) and net loan growth of $482, partially offset by decreases of $2,530 in securities held to maturity and $8,814 in securities available for sale. The asset growth was funded principally from a net increase of $11,951 in deposits.

Loans

     The net loan portfolio increased from $99,205 at December 31, 2000 to $99,687 at March 31, 2001, an increase of $482. This slight increase in the loan portfolio in the first three months of 2001 reflected increases in non-residential real estate loans as well as consumer and other loans, largely offset by decreases in residential real estate loans, construction loans and commercial loans. Non-residential loan origination increases during the first quarter of 2001 were partially offset by residential loan payoffs.

     Major classifications of loans at March 31, 2001 and December 31, 2000 were as follows:

                                                                                        Dollar           Percent
                                      March 31, 2001        December 31, 2000           Change           Change
                                      --------------        -----------------           ------           ------
Loans secured by real estate:
     Residential                         $  43,672              $  45,630            $  (1,958)            (4%)
     Non-residential                        42,308                 39,754                2,554              6
     Construction                            2,212                  2,375                 (163)            (7)
Commercial loans                            10,698                 10,711                  (13)            --
Consumer and other loans                     2,529                  2,316                  213              9
                                         ---------              ---------            ---------

Total  loans                               101,419                100,786                  633              1
Allowance for loan losses                   (1,752)                (1,589)                 163             10
Deferred loan costs, net                        20                      8                   12            150
                                         ---------              ---------            ---------
Total loans, net                         $  99,687              $  99,205            $     482             --%
                                         =========              =========            =========

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

    The following table sets forth information with respect to non-performing loans at the dates indicated.


                                               March 31, 2001  December 31, 2000
                                               --------------  -----------------

Loans on nonaccrual status:
  Loans secured by real estate                       $367            $455

Loans on accrual status:
   Consumer and other loans                             1               1
                                                     ----            ----

Total loans past due 90 days or more                  368             456
                                                     ----            ----

Loans current or past due less than 90 days
for which interest payments are being applied
to reduce principal balances:
       Loan secured by real estate                    196             198
       Commercial loans                                 8               9
                                                     ----            ----
                                                      204             207
                                                     ----            ----

Total non-performing loans                           $572            $663
                                                     ====            ====

Ratio of total non-performing loans to
total loans outstanding                              0.56%           0.66%
                                                     ====            ====

    As of December 31, 2000, the allowance for loan losses was $1,589 or 1.58% of total loans and 240% of non-performing loans, compared to $1,752 or 1.73% of total loans and 306% of non-performing loans at March 31, 2001. During the quarter ended March 31, 2001, the Bank recovered 75% of a loan charged off in November 1990.

   The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                            2001           2000
                                            ----           ----
Balance at beginning of period            $  1,589       $ 1,626
Provision for loan losses                       70            41
Charge-offs                                      -            --
Recoveries                                      93             7
                                          --------       -------
Balance at end of period                  $  1,752       $ 1,674
                                          ========       =======

Securities

    Total securities decreased from $33,127 at December 31, 2000 to $21,783 at March 31, 2001, a decrease of $11,344 (or 34%). The decrease in the securities portfolio was primarily due to cash flows from securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which were reinvested in overnight federal funds.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                                 March 31, 2001                       December 31, 2000
                                         -------------------------------        -----------------------------
                                                               Estimated                            Estimated
                                         Amortized                Fair          Amortized              Fair
                                            Cost                 Value             Cost               Value
                                         ---------             ---------        ---------           ---------
Available for sale
------------------
U.S. Agency securities                   $   9,508             $   9,668        $  18,519           $  18,482
                                         =========             =========        =========           =========

Held to maturity
----------------
U.S. Agency securities                   $  12,040             $  12,121        $  14,570           $  14,495
Other                                           75                    75               75                  75
                                         ---------             ---------        ---------           ---------

Total                                    $  12,115             $  12,196        $  14,645           $  14,570
                                         =========             =========        =========           =========

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

     The following table indicates the composition of deposits at the dates indicated.

                                                                                              Dollar       Percent
                                                    March 31, 2001     December 31, 2000      Change        Change
                                                    --------------     -----------------      ------        ------
Demand deposits (non-interest bearing)                 $  30,776             $ 29,919        $   857           3%
Money market demand and NOW accounts                      29,038               25,894          3,144          12
Regular, club and money market savings                    26,460               26,764           (304)         (1)
Time deposits                                             49,629               41,375          8,254          20
                                                       ---------             --------        -------

Total                                                  $ 135,903             $123,952        $11,951          10%
                                                       =========             ========        =======

     Increases in time, money market, NOW and demand deposits were partially offset by a small decline in savings deposits. During the quarter, competitive rates offered by the Bank resulted in an increase in one year as well as two, three and five year time deposits, totaling $8.8 million. Certificates of deposit in denominations of $100 or more were $9,773 at December 31, 2000 compared to $11,508 at March 31, 2001, an increase of $1,735 (or 18%). Increased money market demand and NOW accounts during the quarter were primarily due to increased balances held by one customer.

Liquidity and Capital Resources

     At March 31, 2001, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $45,243. The liquidity of the Company is measured by the ratio of net cash, short-term investments, and marketable securities to deposits and short-term liabilities. The liquidity ratio at March 31, 2001 was 33%, primarily due to the large overnight federal funds portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     Net cash provided by operating activities was $665 for the three months ended March 31, 2001 as compared to $662 for the three months ended March 31, 2000. Compared to the first three months of 2000, cash provided by investing activities increased $15,236, primarily due to increased proceeds from callable securities and security maturities and a reduced volume of loan originations in the first quarter of 2001. The increase in net cash provided by financing activities of $5,109 for the three months ended March 31, 2001 primarily resulted from a net increase in deposits, particularly time deposits, partially offset by decreased borrowings from the Federal Home Loan Bank of Boston. Cash and cash equivalents increased $20,909 for the three months ended March 31, 2001.

     At March 31, 2001, the Company had outstanding loan commitments under unused lines of credit approximating $17,085 and outstanding letters of credit approximating $97.

     At December 31, 2000 and March 31, 2001, the Company's consolidated leverage capital ratio was 11.1% and 11.3%, respectively. At December 31, 2000 and March 31, 2001, the Company's consolidated Tier 1 risk-based capital ratio was 15.4% and 15.3%, respectively. The Company's consolidated total risk-based capital ratio at December 31, 2000 and March 31, 2001 was 16.6%. The Bank's regulatory capital ratios at these dates were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

     Net Income. Net income was $395 for the three months ended March 31, 2000 compared to $444 for the three months ended March 31, 2001, an increase of $49 (or 12%). Diluted earnings per common share were $0.35 for the three months ended March 31, 2000 and $0.41 for the three months ended March 31, 2001 based on weighted average shares of 1,129,932 and 1,093,021, respectively. The annualized return on average common stockholders' equity (R.O.E) was 10.22% and 10.45% for the three months ended March 31, 2000 and March 31, 2001, respectively. The annualized return on average assets was 1.12% for the three months ended March 31, 2000 and 1.18% for the three months ended March 31, 2001.

     Higher net income for the three months ended March 31, 2001 was principally due to increased net interest and non-interest income, which was partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

     Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

    Net interest income was $1,758 for the three months ended March 31, 2000 compared to $1,968 for the three months ended March 31, 2001, an increase of $210 (or 12%). Higher loan volume was the primary contributor to increased interest income. This increase was partially offset primarily by higher interest expense on increased time and NOW account deposits. The average yield on interest-earning assets increased 37 basis points for the three months ended March 31, 2001 compared to March 31, 2000, while the average rate paid on interest-bearing liabilities increased 16 basis points. These changes resulted in a 32 basis point increase in the net interest margin for the three months ended March 31, 2001 compared to March 31, 2000. The higher asset yields reflected increased loan volume while the increased cost of funds reflected the higher volume of time deposits.

     Interest Income. Average earning assets for the three months ended March 31, 2000 were $131,519 compared to $139,985 for the three months ended March 31, 2001, an increase of $8,466 (or 6%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,591 for the three months ended March 31, 2000 and $2,867 for the three months ended March 31, 2001, representing an increase of $276 (or 11%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended March 31, 2000 were $82,914 compared to $100,047 during the three months ended March 31, 2001, an increase of $17,133 (or 21%). Interest on loans was $1,872 for the three months ended March 31, 2000 compared to $2,300 for the three months ended March 31, 2001, an increase of $428 (or 23%). The increase in loan income primarily reflected the increase in loan volume for the three months ended March 31, 2001 compared to March 31, 2000.

     Average investments in securities and federal funds sold were $48,605 for the three months ended March 31, 2000 compared to $39,938 for the three months ended March 31, 2001, a decrease of $8,667 (or 18%). Related income decreased from $719 for the three months ended March 31, 2000 to $567 for the three months ended March 31, 2001, a decrease of $152 (or 21%). Average investments in securities, not including federal funds sold, decreased by $14,567 (or 34%) during the three months ended March 31, 2001, while average federal funds sold increased by $5,899 (or 108%). The decrease in income from securities was primarily due to the reduced volume of securities. The increase in federal funds income was due to the influx of cash flows from securities called prior to maturity, time and NOW accounts which were reinvested in overnight federal funds.

     Interest Expense. Interest expense was $833 for the three months ended March 31, 2000 compared to $899 for the three months ended March 31, 2001, an 8% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended March 31, 2000 were $97,847 compared to $101,806 during the three months ended March 31, 2001, an increase of $3,959 (or 4%). Increased interest expense was primarily due to increased time and NOW account deposits.

     Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The allowance for loan losses is also adjusted for charge-offs and recoveries. The provision for loan losses increased from $41 for the three months ended March 31, 2000 to $70 for the three months ended March 31, 2001.

     At March 31, 2001, the Company had $572 of non-performing loans, including $367 of non-accrual loans and $1 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $204 at March 31, 2001. At December 31, 2000, the Company had $663 of non-performing loans, including $455 of non-accrual loans and $1 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $207 at December 31, 2000.

     Non-interest Income. Non-interest income was $173 for the three months ended March 31, 2000 compared to $228 for the three months ended March 31, 2001, an increase of $55 (or 32%). During the first quarter of 2001, ATM surcharges increased $21 as a result of the imposition of such ATM fees beginning in July 2000. The increase in non-interest income also reflected the collection of one-time lot release fees and other loan fees totaling $26, as well as $8 in late charges on two loans during the first quarter of 2001.

     Non-interest Expense. Total non-interest expense was $1,226 for the three months ended March 31, 2000 and $1,392 for the three months ended March 31, 2001, an increase of $166 (or 14%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                        Three Months Ended               Increase (Decrease)
                                             March 31,                      2001 vs 2000
                                        ------------------             ----------------------
Category                                2001          2000             $ Change      % Change
                                        ----          ----             --------      --------
Salaries and employee benefits        $    742      $   632             $ 110          17%
Occupancy                                  153          146                 7           5
Furniture and equipment                     99          103                (4)         (4)
Other categories                           398          345                53          15
                                      --------      -------             -----
Total non-interest expense            $  1,392      $ 1,226             $ 166          14%
                                      ========      =======             =====

     The increase in salaries and employee benefits was due to the addition of six employees and associated benefits. The increase in other non-interest expense primarily related to increased data processing fees during the first quarter of 2001.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $331 (or 12%) in the first quarter of 2001 compared to the same period in 2000:

                                           Three Months Ended
                                               March 31,
                                         --------------------
Category                                 2001           2000
                                         ----           ----

Salaries and employee benefits           23.97%         22.87%
Occupancy                                 4.94           5.28
Furniture and equipment                   3.20           3.73
Other categories                         12.87          12.48
                                        -----            -----
Total non-interest expense               44.98%         44.36%
                                        =====           =====

     Income Taxes. The provision for income taxes increased from $269 for the three months ended March 31, 2000 to $290 for the three months ended March 31, 2001, an increase of $21 (or 8%). The increase in income taxes was primarily due to the 11% increase in pre-tax income.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           CORNERSTONE BANCORP, INC.
                           -------------------------
                                 (Registrant)


DATE: May 14, 2001               /s/ Merrill J. Forgotson
      -------------------        -----------------------------------------------
                                 Merrill J. Forgotson
                                 President and Chief Executive Officer

DATE: May 14, 2001               /s/ Leigh A. Hardisty
      --------------------       ----------------------------------------------
                                 Leigh A. Hardisty
                                 Vice President and Chief Financial Officer