Form 10QSB
period 2001-06-30
CORNERSTONE BANCORP INC
filed 2001-08-13
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                    -------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT of 1934
     For the transition period from        to

                         Commission file number: 0-25465

                          CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            CONNECTICUT                                  06-1524044
   ------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  550 Summer St. , Stamford, Connecticut 06901
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (203) 356-0111
                                 --------------
                           (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

The number of shares outstanding of the issuer's common stock as of July 31, 2001 was 1,071,505.


Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              ---       ---

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 1.  Financial Statements (Unaudited)
-----------------------------

                                                                            PAGE
                                                                            ----
         Consolidated Statements of Condition
         June 30, 2001 and December 31, 2000 ..............................    1

         Consolidated Statements of Income
         Three Months Ended June 30, 2001 and June 30, 2000 ...............    2

         Consolidated Statements of Income
         Six Months Ended June 30, 2001 and June 30, 2000 .................    3

         Consolidated Statements of Changes in Stockholders' Equity
         Six Months Ended June 30, 2001 and June 30, 2000 .................    4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and June 30, 2000 .................    5

         Notes to Consolidated Financial Statements .......................    6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
         of Financial Condition and Results of Operations ................. 7-16
         ------------------------------------------------

                           PART II - Other Information

Item 1.  Legal Proceedings ................................................ None
--------------------------

Item 2.  Changes in Securities and Use of Proceeds ........................ None
--------------------------------------------------

Item 3.  Defaults upon Senior Securities................................... None
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders ..............   16
------------------------------------------------------------

Item 5.  Other Information ................................................ None
--------------------------

Item 6.  Exhibits and Reports on Form 8-K .................................   16
-----------------------------------------

Signatures ................................................................   17

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                 June 30,    December 31,
Assets                                                             2001         2000
                                                                ---------    -----------
Cash and due from banks                                         $  9,827      $  8,854
Federal funds sold                                                39,344         2,816
                                                                --------      --------
  Cash and cash equivalents                                       49,171        11,670
                                                                --------      --------
Securities, including $6,762 at June 30, 2001
  and $6,583 at December 31, 2000 pledged as collateral
  for repurchase agreements:
  Available for sale, at fair value                                7,150        18,482
  Held to maturity (fair value of $18,232 at June 30, 2001
    and $14,570 at December 31, 2000)                             18,162        14,645
                                                                --------      --------
            Total securities                                      25,312        33,127
                                                                --------      --------

Loans, net                                                       103,300        99,205
Accrued interest receivable                                          936         1,124
Federal Home Loan Bank stock, at cost                                466           419
Bank premises and equipment, net                                   2,794         2,699
Other assets                                                       2,049         1,879
                                                                --------      --------
  Total assets                                                  $184,028      $150,123
                                                                ========      ========

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand (non-interest bearing)                                 $ 43,453      $ 29,919
  Money market demand and NOW                                     32,073        25,894
  Regular, club and money market savings                          29,619        26,764
  Time                                                            53,718        41,375
                                                                --------      --------
    Total deposits                                               158,863       123,952

Federal Home Loan Bank advances and

 borrowings under repurchase agreements                            6,779         8,562
Accrued interest payable                                             150           143
Other liabilities                                                    853           882
                                                                --------      --------
     Total liabilities                                           166,645       133,539
                                                                --------      --------

Stockholders' equity:
Common stock, par value $0.01 per share;
   authorized 5,000,000 shares; issued
   1,147,920 shares at June 30, 2001 and
   1,142,159 shares at December 31, 2000                              11            11
Additional paid-in capital                                        11,738        11,657
Retained earnings                                                  6,427         5,818
Treasury stock, at cost (76,415 shares at June 30, 2001
   and December 31, 2000)                                           (880)         (880)
Accumulated other comprehensive income (loss), net of taxes
  of ($56) at June 30, 2001 and $15 at December 31, 2000              87           (22)
                                                                --------      --------
    Total stockholders' equity                                    17,383        16,584
                                                                --------      --------

Total liabilities and stockholders' equity                      $184,028      $150,123
                                                                ========      ========

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                  2001          2000
                                                                  ----          ----
Interest income:
  Loans                                                         $  2,379      $  2,070
  Securities                                                         297           623
  Federal funds sold                                                 375           102
                                                                --------      --------
  Total interest income                                            3,051         2,795
                                                                --------      --------

Interest expense:
  Deposits                                                           974           790
  Federal Home Loan Bank advances and
     borrowings under repurchase agreements                           31           120
                                                                --------      --------
     Total interest expense                                        1,005           910
                                                                --------      --------

Net interest income                                                2,046         1,885
Provision  for loan losses                                            39           102
                                                                --------      --------

Net interest income after provision  for loan losses               2,007         1,783
                                                                --------      --------

Non-interest income:
  Deposit service charges                                            123           112
  Loss on sales of securities                                       --             (14)
  Other                                                              108            82
                                                                --------      --------
  Total non-interest income                                          231           180
                                                                --------      --------

Non-interest expense:
   Salaries and employee benefits                                    812           613
   Occupancy                                                         133           141
   Furniture and equipment                                            96           109
   Data processing                                                   191            81
   Professional fees                                                  68            50
   Other                                                             300           237
                                                                --------      --------
   Total non-interest expense                                      1,600         1,231
                                                                --------      --------

Income before income tax expense                                     638           732
Income tax expense                                                   245           294
                                                                --------      --------

Net income                                                      $    393      $    438
                                                                ========      ========

Earnings per common share:
   Basic                                                        $   0.37      $   0.41
   Diluted                                                          0.36          0.40

Weighted average common shares:

   Basic                                                       1,070,593     1,074,074
   Diluted                                                     1,099,499     1,090,725


See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                   Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                  2001          2000
                                                                  ----          ----
Interest income:
  Loans                                                         $  4,679      $  3,942
  Securities                                                         709         1,266
  Federal funds sold                                                 530           179
                                                                --------      --------
    Total interest income                                          5,918         5,387
                                                                --------      --------

Interest expense:
  Deposits                                                         1,831         1,572
  Federal Home Loan Bank advances and
    borrowings under repurchase agreements                            73           171
                                                                --------      --------
    Total interest expense                                         1,904         1,743
                                                                --------      --------

Net interest income                                                4,014         3,644

Provision for loan losses                                            109           143
                                                                --------      --------

Net interest income after provision for loan losses                3,905         3,501
                                                                --------      --------

Non-interest income:
  Deposit service charges                                            249           231
  Loss on sales of securities                                       --             (14)
  Other                                                              210           135
                                                                --------      --------
  Total non-interest income                                          459           352
                                                                --------      --------

Non-interest expense:
  Salaries and employee benefits                                   1,554         1,245
  Occupancy                                                          285           287
  Furniture and equipment                                            195           211
  Data processing                                                    326           163
  Professional fees                                                  137           116
  Other                                                              495           435
                                                                --------      --------
  Total non-interest expense                                       2,992         2,457
                                                                --------      --------

Income before income tax expense                                   1,372         1,396
Income tax expense                                                   535           563
                                                                --------      --------

Net income                                                      $    837      $    833
                                                                ========      ========

Earnings per common share:
     Basic                                                      $   0.78      $   0.76
     Diluted                                                        0.76          0.75

Weighted average common shares:

    Basic                                                      1,069,195     1,094,961
    Diluted                                                    1,096,594     1,108,697


See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (unaudited)


                                                                                                      Accumulated
                                                        Additional                                       Other         Total
                                           Common        Paid-in        Retained        Treasury     Comprehensive  Stockholders'
                                            Stock        Capital        Earnings         Stock       Income (Loss)     Equity
                                          --------      ----------      --------       -----------   -------------  -------------
BALANCE, JANUARY 1, 2000                  $     11       $ 11,510       $  4,452       $   --         $   (397)      $ 15,576

Net income                                                                   833                                          833
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                           (20)           (20)
                                                                                                                     --------
        Total comprehensive income                                                                                        813

Cash dividends ($0.19 per share)                                            (203)                                        (203)
Purchases of treasury stock
  (74,265 shares)                                                                          (852)                         (852)

Shares issued in connection with:
  Directors Compensation Plan                                   6                                                           6
  Dividend Reinvestment Plan                                   65                                                          65
                                          --------       --------       --------       --------       --------       --------

BALANCE, JUNE 30, 2000                    $     11       $ 11,581       $  5,082       $   (852)      $   (417)      $ 15,405
                                          ========       ========       ========       ========       ========       ========



BALANCE, JANUARY 1, 2001                  $     11       $ 11,657       $  5,818       $   (880)      $    (22)      $ 16,584

Net income                                                                   837                                          837
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                           109            109
                                                                                                                     --------
        Total comprehensive income                                                                                        946

Cash dividends ($0.21 per  share)                                           (228)                                        (228)
Shares issued in connection with:
  Directors Compensation Plan                                  10                                                          10
  Dividend Reinvestment Plan                                   71                                                          71
                                          --------       --------       --------       --------       --------       --------

BALANCE, JUNE 30, 2001                    $     11       $ 11,738       $  6,427       $   (880)      $     87       $ 17,383
                                          ========       ========       ========       =========      ========       ========

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                  2001           2000
                                                                  ----           ----
Operating activities:
Net income                                                      $    837      $    833
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                     181           196
   Provision for loan losses                                         109           143
   Decrease (increase) in accrued interest receivable                188           (45)
   Increase in other assets                                         (241)          (84)
   Increase (decrease) in accrued interest payable                     7           (11)
   Decrease in other liabilities                                     (43)          (26)
   Loss on sales of securities                                      --             (14)
   Other adjustments, net                                              6             6
                                                                --------      --------
   Net cash provided by operating activities                       1,044           998
                                                                --------      --------

Investing activities:
   Proceeds from sales of securities available for sale             --           1,014
   Proceeds from maturities and calls of securities
        available for sale                                        11,510          --
   Proceeds from maturities and calls of securities
        held to maturity                                           5,079         2,070
   Purchases of securities held to maturity                       (8,610)         --
   Disbursements for loan originations less principal
        repayments                                                (4,200)      (13,634)
   Purchase of Federal Home Loan Bank Stock                          (47)         --
   Purchases of bank premises and equipment                         (261)          (25)
                                                                --------      --------
        Net cash provided by (used in) investing activities        3,471       (10,575)
                                                                --------      --------

Financing activities:
   Net increase in demand, money market and
       savings deposits                                           22,568         9,836
   Net increase (decrease) in time deposits                       12,343        (1,557)
   Net (decrease) increase in short-term Federal Home
        Loan Bank advances and borrowings under
        repurchase agreements                                     (1,783)        6,311
   Purchases of treasury stock                                      --            (852)
   Dividends paid on common stock                                   (213)         (199)
   Proceeds from issuance of common stock                             71            65
                                                                --------      --------
        Net cash provided by financing activities                 32,986        13,604
                                                                --------      --------

Net increase in cash and cash equivalents                         37,501         4,027

Cash and cash equivalents at beginning of period                  11,670        11,928
                                                                --------      --------

Cash and cash equivalents at end of period                      $ 49,171      $ 15,955
                                                                ========      ========

Supplemental information:
   Interest payments                                            $  1,897      $  1,754
   Income tax payments                                               569           637
                                                                ========      ========

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc. and its subsidiary Cornerstone Bank (the "Bank"), collectively the "Company." The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or for any other interim period.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method. For the three and six month periods ended June 30, 2001 and 2000, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

NOTE D - ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivative instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of derivative instruments are reported either in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting which is permitted only if specific criteria are met. SFAS No. 133 was effective January 1, 2001 for the Company. Because the Company had no derivatives or hedging activities at that date or at any time during the first two quarters of 2001, SFAS No. 133 had no impact on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Among other things, SFAS No. 141 requires use of the purchase method to account for all business combinations"; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment, with impairment losses charged to expense when they occur. Amortization of goodwill (including goodwill recorded in prior acquisitions) ceases upon adoption of SFAS No. 142, which for calendar year-end entities such as the Company, will be on January 1, 2002. SFAS No. 142 also requires acquisition-related intangible assets other than goodwill continue to be amortized to expense over their estimated useful lives. The Company has no goodwill or other acquisition-related intangible assets at June 30, 2001 and, accordingly, the adoption of SFAS No. 142 is not expected to affect the Company's consolidated financial statements.

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

FINANCIAL CONDITION

General

     Total assets increased to $184,028 at June 30, 2001 from $150,123 at December 31, 2000, an increase of $33,905 (or 23%). The increase reflects an increase of $37,501 in cash and cash equivalents (primarily federal funds sold), net loan growth of $4,095 and an increase of $3,517 in securities held to maturity, partially offset by a decrease of $11,332 in securities available for sale. The asset growth was funded principally from a net increase of $34,911 in deposits.

Loans

     The net loan portfolio increased to $103,300 at June 30, 2001 from $99,205 at December 31, 2000, an increase of $4,095. The 4% increase in the loan portfolio in the first six months of 2001 reflected increases in non-residential real estate loans, construction loans and commercial loans, partially offset by a decrease in residential loans. The increase in non-residential loans was primarily due to line of credit activity for one loan. Increases in construction and commercial loans were primarily due to the origination of one loan for $1,000 in each category.

     Major classifications of loans at June 30, 2001 and December 31, 2000 were as follows:

                                                                     Dollar      Percent
                                 June 30, 2001  December 31, 2000    Change       Change
                                 -------------  -----------------    ------      -------
Loans secured by real estate:
     Residential                   $  45,215       $  45,630       $    (415)       (1%)
     Non-residential                  41,469          39,754           1,715         4
     Construction                      3,861           2,375           1,486        63
Commercial loans                      12,170          10,711           1,459        14
Consumer and other loans               2,459           2,316             143         6
                                   ---------       ---------       ---------

Total  loans                         105,174         100,786           4,388         4
Allowance for loan losses             (1,886)         (1,589)           (297)       19
Deferred loan costs, net                  12               8               4        50
                                   ---------       ---------       ---------
Total loans, net                   $ 103,300       $  99,205       $   4,095         4%
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

     The following table sets forth information with respect to non-performing loans at the dates indicated.


                                                                June 30,     December 31,
                                                                  2001           2000
                                                                --------     ------------
Loans on non-accrual status:
   Loans secured by real estate                                 $    320      $    455

Loans on accrual status:
   Consumer and other loans                                            2             1
                                                                --------      --------

Total loans past due 90 days or more                                 322           456

Loans current or past due less than 90 days for which interest payments are being applied to reduce principal balances:

   Loan secured by real estate                                       175           198
   Commercial loans                                                    7             9
                                                                --------      --------
                                                                     182           207
                                                                --------      --------

Total non-performing loans                                      $    504      $    663
                                                                ========      ========

Ratio of total non-performing loans to
total loans outstanding                                             0.48%         0.66%
                                                                ========      ========


   As of June 30, 2001, the allowance for loan losses was $1,886 or 1.79% of total loans and 374% of non-performing loans compared to $1,589 or 1.58% of total loans and 240% of non-performing loans at December 31, 2000. During the quarter ended March 31, 2001, the Bank recovered $90 with respect to a loan charged off in November 1990. A recovery of $149 was received in the second quarter of 2001, of which $81 was a recovery of previously charged off principal and $68 was a recovery of interest payments applied against principal on a loan charged off in December 1997.

   The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                     Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    --------------------       --------------------
                                      2001         2000          2001         2000
                                    -------      -------       -------      -------
Balance at beginning of period      $ 1,752      $ 1,674       $ 1,589      $ 1,626
Provision for loan losses                39          102           109          143
Charge-offs                            --            (10)         --            (10)
Recoveries                               95           34           188           41
                                    -------      -------       -------      -------
Balance at end of period            $ 1,886      $ 1,800       $ 1,886      $ 1,800
                                    =======      =======       =======      =======

Securities

    Total securities decreased to $25,312 at June 30, 2001 from $33,127 at December 31, 2000, a decrease of $7,815 (or 24%). The decrease in the securities portfolio was primarily due to cash flows from securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which (net of purchases) were reinvested in overnight federal funds. It is expected that overnight federal funds will be reduced in the future by purchasing additional securities or through loan originations.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                       June 30, 2001             December 31, 2000
                                   --------------------       ----------------------
                                              Estimated                   Estimated
                                   Amortized     Fair         Amortized       Fair
                                     Cost       Value           Value         Cost
                                   ---------  ---------       ---------    ---------
Available for sale
------------------
U.S. Agency securities              $ 7,007      $ 7,150       $18,519      $18,482
                                    =======      =======       =======      =======

Held to maturity
----------------
U.S. Agency securities              $16,250      $16,325       $13,647      $13,576
Mortgage backed securities            1,837        1,832           923          919
Other                                    75           75            75           75
                                    -------      -------       -------      -------

Total                               $18,162      $18,232       $14,645      $14,570
                                    =======      =======       =======      =======

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

     The following table indicates the composition of deposits at the dates indicated.

                                             June 30,    December 31,    Dollar       Percent
                                               2001         2000         Change        Change
                                            ---------    ------------   --------      --------
Demand deposits (non-interest bearing)      $ 43,453      $ 29,919      $ 13,534        45%
Money market demand and NOW accounts          32,073        25,894         6,179        24
Regular, club and money market savings        29,619        26,764         2,855        11
Time deposits                                 53,718        41,375        12,343        30
                                            --------      --------      --------

Total                                       $158,863      $123,952      $ 34,911        28%
                                            ========      ========      ========

     The increase in demand deposits was primarily related to activity associated with one demand deposit account. The Bank expects the deposit balance maintained in this account to be temporary in nature. The fluctuation in money market demand and NOW accounts was due to attorney-related trust activity. Increases in regular, club and money market savings were due to general deposit activity. During the first six months of the year, competitive rates offered by the Bank resulted in an increase in one year as well as two, three and five year time deposits, totaling $11,800. Certificates of deposit in denominations of $100 or more were $11,557 at June 30, 2001 compared to $9,773 at December 31, 2000, an increase of $1,784 (or 18%).

Liquidity and Capital Resources

     At June 30, 2001, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $47,496. The liquidity of the Company is measured by the ratio of net cash, short-term investments, and marketable securities to deposits and short-term liabilities. The liquidity ratio at June 30, 2001 was 39%, primarily due to the large overnight federal funds portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     Net cash provided by operating activities was $1,044 for the six months ended June 30, 2001 as compared to $998 for the six months ended June 30, 2000. For the first six months of 2001, cash provided by investing activities was $3,471, compared to cash used in investing activities of $10,575 in the first six months of 2000, primarily due to increased proceeds from callable securities and security maturities and reduced volume of loan originations, partially offset by purchases of securities held to maturity in the second quarter of 2001. Net cash provided by financing activities of $32,986 for the six months ended June 30, 2001 compared to $13,604 for the six months ended June 30, 2000, primarily resulted from a net increase in deposits, partially offset by decreased borrowings from the Federal Home Loan Bank of Boston. Cash and cash equivalents increased to $37,501 for the six months ended June 30, 2001.

       At June 30, 2001, the Company had outstanding loan commitments under unused lines of credit approximating $15,384 and outstanding letters of credit approximating $211.

       At June 30, 2001 and December 31, 2000, the Company's consolidated leverage capital ratio was 10.0% and 11.1%, respectively. At June 30, 2001 and December 31, 2000, the Company's consolidated Tier 1 risk-based capital ratio was 14.8% and 15.4%, respectively. The Company's consolidated total risk-based capital ratio at June 30, 2001 and December 31, 2000 was 16.0% and 16.6%, respectively. The Bank's regulatory capital ratios at these dates were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000.

     Net Income. Net income was $393 for the three months ended June 30, 2001 compared to $438 for the three months ended June 30, 2000, a decrease of $45 (or 10%). Diluted earnings per common share were $0.36 for the three months ended June 30, 2001 and $0.40 for the three months ended June 30, 2000 based on weighted average shares of 1,099,499 and 1,090,725, respectively. The annualized return on average common stockholders' equity (R.O.E) was 9.18% and 11.30% for the three months ended June 30, 2001 and June 30, 2000, respectively. The annualized return on average assets was 0.92% for the three months ended June 30, 2001 and 1.18% for the three months ended June 30, 2000.

     Lower net income for the three months ended June 30, 2001 was principally due to an increase in non-interest expense, partially offset by increased net interest and non-interest income as well as the lower provision for loan losses and income tax expense.

     Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

    Net interest income was $2,046 for the three months ended June 30, 2001 compared to $1,885 for the three months ended June 30, 2000, an increase of $161 (or 9%). Higher loan volume was the primary contributor to increased interest income. This increase was partially offset primarily by higher interest expense on increased time and NOW account deposits. The effect of higher loan and deposit volumes was partially offset by lower yield and cost rates. The average yield on interest-earning assets decreased 45 basis points for the three months ended June 30, 2001 compared to June 30, 2000, while the average rate paid on interest-bearing liabilities decreased 7 basis points. These changes resulted in a 33 basis point decrease in the net interest margin for the three months ended June 30, 2001 compared to June 30, 2000. The lower asset yields primarily reflect decreasing interest rates and the increased volume of federal funds held during the quarter ended June 30, 2001 compared to June 30, 2000.

     Interest Income. Average earning assets for the three months ended June 30, 2001 were $159,229 compared to $137,840 for the three months ended June 30, 2000, an increase of $21,389 (or 16%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $3,051 for the three months ended June 30, 2001 compared to $2,795 for the three months ended June 30, 2000, representing an increase of $256 (or 9%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended

June 30, 2001 were $104,693 compared to $89,680 during the three months ended June 30, 2000, an increase of $15,013 (or 17%). Interest on loans was $2,379 for the three months ended June 30, 2000 compared to $2,070 for the three months ended June 30, 2001, an increase of $309 (or 15%). The increase in loan income primarily reflects the increase in loan volume for the three months ended June 30, 2001 compared to June 30, 2000.

    Average investments in securities and federal funds sold were $54,536 for the three months ended June 30, 2001 compared to $48,160 for the three months ended June 30, 2000, an increase of $6,376 (or 13%). Related income decreased to $672 for the three months ended June 30, 2001 from $725 for the three months ended June 30, 2000, a decrease of $53 (or 8%). Average investments in securities, not including federal funds sold, decreased by $21,268 (or 51%) during the three months ended June 30, 2001, while average federal funds sold increased by $27,644 (or 418%). The decrease in income from securities was primarily due to the reduced volume of securities due to calls prior to maturity. The increase in federal funds income was due to the increased amount of federal funds sold resulting from the influx of cash flows from securities called prior to maturity, as well as cash inflows from demand, time and NOW accounts, which were reinvested in overnight federal funds. The average yield on federal funds is lower than the average yield on securities.

     Interest Expense. Interest expense was $1,005 for the three months ended June 30, 2001 compared to $910 for the three months ended June 30, 2000, a 10% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 2001 were $116,084 compared to $103,108 during the three months ended June 30, 2000, an increase of $12,976 (or 13%). Increased interest expense was primarily due to increased time and NOW account deposits.

     Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $39 for the three months ended June 30, 2001 and $102 for the three months ended June 30, 2000. Net loan recoveries were $95 in the quarter ended June 30, 2001 compared to $24 in the second quarter last year.

    At June 30, 2001, the Company had $504 of non-performing loans, including $320 of non-accrual loans and $2 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $182 at June 30, 2001. At December 31, 2000, the Company had $663 of non-performing loans, including $455 of non-accrual loans and $1 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $207 at December 31, 2000.

     Non-interest Income. Non-interest income was $231 for the three months ended June 30, 2001 compared to $180 for the three months ended June 30, 2000, an increase of $51 (or 28%). During the second quarter of 2001, ATM surcharges increased $22 as a result of the imposition of such ATM fees beginning in July 2000.

     Non-interest Expense. Total non-interest expense was $1,600 for the three months ended June 30, 2001 and $1,231 for the three months ended June 30, 2000, an increase of $369 (or 30%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                      Three Months Ended        Increase (Decrease)
                                            June 30,                2001 vs 2000
                                      -------------------      ---------------------
Category                              2001         2000        $ Change     % Change
                                      ----         ----        --------     --------
Salaries and employee benefits      $   812      $   613       $   199         32%
Occupancy                               133          141            (8)        (6)
Furniture and equipment                  96          109           (13)       (12)
Data processing                         191           81           110        136
Other categories                        368          287            81         28
                                    -------      -------       -------
Total non-interest expense          $ 1,600       $1,231       $   369         30%
                                    =======      =======       =======

     The increase in salaries and employee benefits was due to the addition of nine employees and associated benefits. The increase in data processing expense is primarily related to increased data processing fees and expenses absorbed during the second quarter of 2001 due to the conversion of the Bank's core data processing system in May 2001. The increase in other non-interest expense is primarily related to travel related expenses associated with the data processing conversion during the second quarter of 2001, increased donations and legal fees.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $307 (or 10%) in the second quarter of 2001 compared to the same period in 2000:

                                                         Three Months Ended
                                                              June 30,
                                                        -------------------
Category                                                 2001         2000
                                                         ----         ----

Salaries and employee benefits                          24.74%        20.61%
Occupancy                                                4.05          4.74
Furniture and equipment                                  2.93          3.66
Data processing                                          5.82          2.72
Other categories                                        11.21          9.64
                                                        -----      --------
Total non-interest expense                              48.75%        41.37%
                                                        =====      ========

     Income Taxes. The provision for income taxes decreased to $245 for the three months ended June 30, 2001 from $294 for the three months ended June 30, 2000, a decrease of $49 (or 17%). The decrease in income taxes was primarily due to the 13% decrease in pre-tax income.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2001 and June 30, 2000.

     Net Income. Net income was $837 for the six months ended June 30, 2001 compared to $833 for the six months ended June 30, 2000, an increase of $4. Diluted earnings per common share were $0.76 for the six months ended June 30, 2001 and $0.75 for the six months ended June 30, 2000 based on weighted average shares of 1,096,594 and 1,108,697, respectively. The annualized return on average common stockholders' equity (R.O.E) was 9.82% and 11.29% for the six months ended June 30, 2001 and June 30, 2000, respectively. The annualized return on average assets was 1.04% for the six months ended June 30, 2001 and 1.21% for the six months ended June 30, 2000.

     Higher net income for the six months ended June 30, 2001 was principally due to increased net interest income and non-interest income as well a decrease in the provision for loan losses and income tax expense, which were offset by an increase in non-interest expense.

     Net Interest Income. Net interest income was $4,014 for the six months ended June 30, 2001 compared to $3,644 for the six months ended June 30, 2000, an increase of $370 (or 10%). Higher loan volume was the primary contributor to increased interest income. This increase was partially offset by decreased investment income and by higher interest expense on increased time and NOW account deposits. The average yield on interest-earning assets decreased 9 basis points for the six months ended June 30, 2001 compared to June 30, 2000, while the average rate paid on interest-bearing liabilities increased 2 basis points. These changes resulted in a 5 basis point decrease in the net interest margin for the six months ended June 30, 2001 compared to June 30, 2000.

     Interest Income. Average earning assets for the six months ended June 30, 2001 were $149,607 compared to $134,680 for the six months ended June 30, 2000, an increase of $14,927 (or 11%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $5,918 for the six months ended June 30, 2001 compared to $5,387 for the six months ended June 30, 2000, representing an increase of $531 (or 10%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the six months ended June 30, 2001 were $102,370 compared to $86,297 during the six months ended June 30, 2000, an increase of $16,073 (or 19%). Interest on loans was $4,679 for the six months ended June 30, 2001 compared to $3,942 for the six months ended June 30, 2001, an increase of $737 (or 19%). The increase in loan income primarily reflected the increase in loan volume for the six months ended June 30, 2001 compared to June 30, 2000.

     Average investments in securities and federal funds sold were $47,237 for the six months ended June 30, 2001 compared to $48,383 for the six months ended June 30, 2000, a decrease of $1,146 (or 2%). Related income decreased to $1,239 for the six months ended June 30, 2001 from $1,445 for the six months ended June 30, 2000, a decrease of $206 (or 14%). Average investments in securities, not including federal funds sold, decreased by $17,918 (or 42%) during the six months ended June 30, 2001, while average federal funds sold increased by $16,772 (or 278%). The decrease in income from securities was primarily due to the reduced volume of securities due to calls prior to maturity. The increase in federal funds income was due to the influx of cash flows from securities called prior to maturity and increases in all deposit categories. The reinvestment of securities cash flows in lower yielding federal funds and the decline in the average federal funds rate from June 30, 2000 to June 30, 2001 resulted in a decline in income for this category.

     Interest Expense. Interest expense was $1,904 for the six months ended June 30, 2001 compared to $1,743 for the six months ended June 30, 2000, an increase of $161 (or 9%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the six months ended June 30, 2001 were $108,945 compared to $100,478 during the six months ended June 30, 2000, an increase of $8,467 (or 8%). Increased interest expense was primarily due to increased time and NOW account deposits.

     Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $109 for the six months ended June 30, 2001 and $143 for the six months ended June 30, 2000. Net loan recoveries were $188 in the six months ended June 30, 2001 compared to $31 in the first half of last year.

     Non-interest Income. Non-interest income was $459 for the six months ended June 30, 2001 compared to $352 for the six months ended June 30, 2000, an increase of $107 (or 30%). During the first six months of 2001, ATM surcharges increased $43 as a result of the imposition of such ATM fees beginning in July 2000. The increase in non-interest income also reflected the collection of one-time lot release fees and other loan fees totaling $26, and $8 in late charges on two loans during the first quarter of 2001.

     Non-interest Expense. Total non-interest expense was $2,992 for the six months ended June 30, 2001 and $2,457 for the six months ended June 30, 2000, an increase of $535 (or 22%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                      Six Months Ended           Increase (Decrease)
                                           June 30,                   2001 vs 2000
                                      -------------------      -----------------------
Category                              2001         2000        $ Change       % Change
                                      ----         ----        --------       --------
Salaries and employee benefits      $ 1,554      $ 1,245       $   309           25%
Occupancy                               285          287            (2)          (1)
Furniture and equipment                 195          211           (16)          (8)
Data processing                         326          163           163          100
Other categories                        632          551            81           15
                                    -------      -------       -------
Total non-interest expense          $ 2,992      $ 2,457       $   535           22%
                                    =======      =======       =======


     The increase in salaries and employee benefits was due to the addition of nine employees and associated benefits. The increase in data processing expense is primarily related to increased data processing fees and expenses absorbed during the second half of 2001 due to the conversion of the Bank's core data processing system in May 2001. The increase in other non-interest expense is primarily related to travel related expenses associated with the data processing conversion during the second quarter of 2001, increased donations and legal fees.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $638 (or 11%) in the first six months of 2001 compared to the same period in 2000:

                                                  Six Months Ended
                                                       June 30,
                                                  ----------------
Category                                           2001       2000
                                                   ----       ----

Salaries and employee benefits                    24.37%     21.69%
Occupancy                                          4.47       5.00
Furniture and equipment                            3.06       3.68
Data processing                                    5.11       2.84
Other categories                                   9.91       9.60
                                                  -----      -----
Total non-interest expense                        46.92%     42.81%
                                                  =====      =====

     Income Taxes. The provision for income taxes decreased to $535 for the six months ended June 30, 2001 from $563 for the six months ended June 30, 2000, a decrease of $28 (or 5%). The decrease in income taxes was primarily due to the 2% decrease in pre-tax income.

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Shareholders of the Bancorp was held on May 16, 2001. At the annual meeting, the shareholders elected James P. Jakubek, Joseph A. Maida, Melvin L. Maisel, Norman H. Reader and Paul H. Reader to the Board of Directors of the Bancorp. There were 876,880 votes for and 46,762 votes withheld for Mr. Jakubek, 876,880 votes for and 46,762 votes withheld for Mr. Maida, 876,880 votes for and 46,762 votes withheld for Mr. Maisel, 872,843 votes for and 50,799 votes withheld for Mr. Norman Reader and 876,880 votes for and 46,762 votes withheld for Mr. Paul Reader. All five were elected for terms which expire at the 2004 Annual Meeting of Shareholders. In addition, Joseph S. Field, Merrill J. Forgotson, J. James Gordon, Courtney A. Nelthropp and Donald Sappern are currently serving terms on the Board of Directors which expire at the 2002 Annual Meeting of Shareholders and Stanley A. Levine, Ronald C. Miller, Martin Prince, Patrick Tisano and Dr. Joseph D. Waxberg are currently serving terms which expire at the 2003 Annual Meeting of Shareholders.

     The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Bancorp's independent auditors for the fiscal year ending December 31, 2001. There were 885,500 votes for, 29,985 votes against and 8,156 abstentions with respect to such ratification.

       The shareholders also voted for the amendment to the Bancorp's 1996 Stock Plan (the "Stock Plan") to increase the total number of shares of common stock authorized for issuance pursuant to the Stock Plan by an additional 37,000 shares. There were 835,490 votes for, 70,577 votes against and 17,567 abstentions with respect to such amendment.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) Exhibits: None

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            CORNERSTONE BANCORP, INC.
                            -------------------------
                                  (Registrant)

DATE: August 9, 2001                  /s/ Merrill J. Forgotson
     ----------------------------     --------------------------------------
                                      Merrill J. Forgotson
                                      President and Chief Executive Officer

DATE: August 9 , 2001                 /s/ Leigh A. Hardisty
      ---------------------------     --------------------------------------
                                      Leigh A. Hardisty
                                      Vice President and Chief Financial Officer