Form 10QSB
period 2001-09-30
CORNERSTONE BANCORP INC
filed 2001-11-13
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT of 1934
                        For the transition period from       to

                         Commission file number: 0-25465

                          CORNERSTONE BANCORP, INC./CT
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         CONNECTICUT                                                       06-1524044
  ----------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)  ( I.R.S. Employer Identification No.)

                   550 Summer St., Stamford, Connecticut 06901
              ------- --------------------------------------------
                    (Address of principal executive offices)

                                 (203) 356-0111
                                 --------------

                           (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

The number of shares outstanding of the issuer's common stock as of October 31, 2001 was 1,076,188.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---       --

                                TABLE OF CONTENTS

                         PART I - Financial Information



 Item 1.  Financial Statements (Unaudited)
 -----------------------------

                                                                            PAGE

           Consolidated Statements of Condition
           September 30, 2001 and December 31, 2000                            1

           Consolidated Statements of Income
           Three Months Ended September 30, 2001 and September 30, 2000        2

           Consolidated Statements of Income
           Nine Months Ended September 30, 2001 and September 30, 2000         3

           Consolidated Statements of Changes in Stockholders' Equity
           Nine Months Ended September 30, 2001 and September 30, 2000         4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and September 30, 2000         5

           Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
           of Financial Condition and Results of Operations                7- 16
           ------------------------------------------------

                           PART II - Other Information

Item 1. Legal Proceedings                                                   None
--------------------------

Item 2. Changes in Securities and Use of Proceeds                           None
-------------------------------------------------

Item 3. Defaults upon Senior Securities                                     None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders                 None
-----------------------------------------------------------

Item 5. Other Information                                                   None
-------------------------

Item 6. Exhibits and Reports on Form 8-K                                      16
----------------------------------------

Signatures                                                                    17

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                          September 30,          December 31,
Assets                                                                        2001                  2000
                                                                         ---------------       ------------------

Cash and due from banks                                                      $ 9,451               $ 8,854
Federal funds sold                                                            18,996                 2,816
                                                                              ------               -------
  Cash and cash equivalents                                                   28,447                11,670
                                                                              ------               -------
Securities, including $9,038 at September 30, 2001
  and $6,583 at December 31, 2000 pledged as collateral
  for repurchase agreements:
  Available for sale, at fair value                                            6,776                18,482
  Held to maturity (fair value of $40,373 at September 30, 2001
    and $14,570 at December 31, 2000)                                         38,892                14,645
                                                                              ------                ------
            Total securities                                                  45,668                33,127
                                                                              ------                ------

Loans, net                                                                    98,520                99,205
Accrued interest receivable                                                    1,149                 1,124
Federal Home Loan Bank stock, at cost                                            466                   419
Bank premises and equipment, net                                               2,775                 2,699
Other assets                                                                   2,385                 1,879
                                                                           ----------             --------
  Total assets                                                              $179,410              $150,123
                                                                            =========             ========

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand (non-interest bearing)                                             $ 32,580              $ 29,919
  Money market demand and NOW                                                 33,187                25,894
  Regular, club and money market savings                                      30,063                26,764
  Time                                                                        55,705                41,375
                                                                          ----------             ----------
            Total deposits                                                   151,535               123,952

Federal Home Loan Bank advances and
 borrowings under repurchase agreements                                        9,086                 8,562
Accrued interest payable                                                         161                   143
Other liabilities                                                                928                   882
                                                                         -----------            -----------
     Total liabilities                                                       161,710               133,539
                                                                         -----------            -----------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized 5,000,000 shares; issued
   1,150,125 shares at September 30, 2001
   and 1,142,159 shares at December 31, 2000                                      12                    11
Additional paid-in capital                                                    11,771                11,657
Retained earnings                                                              6,631                 5,818
Treasury stock, at cost (76,415 shares at September 30, 2001
   and December 31, 2000)                                                       (880)                 (880)
Accumulated other comprehensive income (loss), net of taxes of ($106)
  at September 30, 2001 and $15 at December 31, 2000                             166                   (22)
                                                                             -------              ---------
    Total stockholders' equity                                                17,700                16,584
                                                                             -------             ----------

Total liabilities and stockholders' equity                                  $179,410              $150,123
                                                                            ========              =========


See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                                        Three Months Ended
                                                                                                           September 30,
                                                                                              --------------------------------------
                                                                                                    2001                     2000
                                                                                                    ----                     ----
Interest income:
  Loans                                                                                        $     2,222              $     2,287
  Securities                                                                                           436                      584
  Federal funds sold                                                                                   293                       95
                                                                                               -----------              -----------
  Total interest income                                                                              2,951                    2,966
                                                                                               -----------              -----------

Interest expense:
  Deposits                                                                                             983                      829
  Federal Home Loan Bank advances and
     borrowings under repurchase agreements                                                             40                      119
                                                                                               -----------              -----------
  Total interest expense                                                                             1,023                      948
                                                                                               -----------              -----------

Net interest income                                                                                  1,928                    2,018
Provision  for loan losses                                                                              21                      111
                                                                                               -----------              -----------

Net interest income after provision  for loan losses                                                 1,907                    1,907
                                                                                               -----------              -----------

Non-interest income:
  Deposit service charges                                                                              134                      107
  Loss on sales of securities available for sale                                                         -                     (122)
  Other                                                                                                109                      126
                                                                                               -----------              -----------
  Total non-interest income                                                                            243                      111
                                                                                               -----------              -----------

Non-interest expense:
  Salaries and employee benefits                                                                       854                      670
  Occupancy                                                                                            174                      150
  Furniture and equipment                                                                              105                       98
  Data processing                                                                                      141                       97
  Professional fees                                                                                     84                       58
  Other                                                                                                260                      218
                                                                                               -----------              -----------
  Total non-interest expense                                                                         1,618                    1,291
                                                                                               -----------              -----------

Income before income tax expense                                                                       532                      727
Income tax expense                                                                                     208                      304
                                                                                               -----------              -----------

Net income                                                                                     $       324              $       423
                                                                                               ===========              ===========

Earnings per common share:
  Basic                                                                                        $      0.30              $      0.40
  Diluted                                                                                             0.29                     0.39

Weighted average common shares:

  Basic                                                                                          1,073,099                1,063,640
  Diluted                                                                                        1,109,213                1,081,653


See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (In thousands, except share and per share data)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  -------------------------------
                                                                                    2001                   2000
                                                                                    ----                   ----
Interest income:
  Loans                                                                           $ 6,901                 $ 6,230
  Securities                                                                        1,145                   1,850
  Federal funds sold                                                                  823                     274
                                                                                  ---------               ---------
    Total interest income                                                           8,869                   8,354
                                                                                  --------                --------

Interest expense:
  Deposits                                                                          2,814                   2,401
  Federal Home Loan Bank advances and
    borrowings under repurchase agreements                                            113                     290
                                                                                  ---------               ---------
    Total interest expense                                                          2,927                   2,691
                                                                                  --------                --------

Net interest income                                                                 5,942                   5,663

Provision for loan losses                                                             130                     254
                                                                                  ---------               ---------

Net interest income after provision  for loan losses                                5,812                   5,409
                                                                                  --------                --------

Non-interest income:
 Deposit service charges                                                              383                     337
 Loss on sales of securities available for sale                                         -                    (136)
 Other                                                                                319                     262
                                                                                  ---------               ---------
   Total non-interest income                                                          702                     463
                                                                                  ---------               ---------

Non-interest expense:
   Salaries and employee benefits                                                   2,408                   1,916
   Occupancy                                                                          459                     437
   Furniture and equipment                                                            300                     309
   Data processing                                                                    467                     260
   Professional fees                                                                  221                     174
   Other                                                                              755                     653
                                                                                  --------                --------
   Total non-interest expense                                                       4,610                   3,749
                                                                                  --------                --------
Income before income tax expense                                                    1,904                   2,123
Income tax expense                                                                    743                     867
                                                                                  -------                 --------

Net income                                                                        $ 1,161                 $ 1,256
                                                                                  =======                 =======

Earnings per common share:
     Basic                                                                        $  1.08                 $  1.16
     Diluted                                                                         1.05                    1.14

Weighted average common shares:

    Basic                                                                       1,070,525               1,085,754
    Diluted                                                                     1,100,699               1,100,850


See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (unaudited)

                                                                                          Accumulated
                                                   Additional                                 Other            Total
                                       Common      Paid-in       Retained     Treasury     Comprehensive     Stockholders'
                                       Stock       Capital       Earnings      Stock          Income (Loss)     Equity
                                       -----       -------       --------     ---------  -----------------  ----------------

BALANCE, JANUARY 1, 2000                $   11     $11,510        $4,452      $     -       $    (397)         $15,576

Net income                                                         1,256                                         1,256
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                  216              216
                                                                                                                 -----
        Total comprehensive income                                                                               1,472

Cash dividends ($0.29 per share)                                   (310)                                          (310)
Purchases of treasury stock (74,699 shares)                                       (858)                           (858)

Shares issued in connection with:

  Directors Compensation Plan                           11                                                          11
  Dividend Reinvestment Plan                            96                                                          96
                                       ----------  ---------     -------       --------     ------------     ---------


BALANCE, SEPTEMBER 30, 2000            $     11    $11,617        $5,398       $  (858)      $      (181)      $15,987
                                       ========    =======       =======       ========      ============    =========




BALANCE, JANUARY 1, 2001                $    11    $11,657        $5,818       $  (880)      $       (22)      $16,584

Net income                                                         1,161                                         1,161
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                     188           188
                                                                                                               --------
        Total comprehensive income                                                                               1,349

Cash dividends ($0.33 per  share)                                   (348)                                         (348)
Shares issued in connection with:
  Directors Compensation Plan                           13                                                          13
  Dividend Reinvestment Plan                  1        101                                                         102
                                       --------    --------    ----------      --------      -----------    ----------

BALANCE, SEPTEMBER 30, 2001            $     12    $11,771        $6,631       $  (880)       $   166          $17,700
                                       ========    =======       =======       ========       ==========    ==========

See accompanying notes to consolidated financial statements.

                   CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                2001                       2000
                                                                                ----                       ----
Operating activities:
Net income                                                                  $    1,161               $     1,256
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                                   277                       291
   Provision for loan losses                                                       130                       254
   Increase in accrued interest receivable                                         (25)                      (51)
   Increase in other assets                                                       (628)                     (121)
   Increase in accrued interest payable                                             18                        18
   Increase in other liabilities                                                    33                       101
   Loss on sales of securities available for sale                                   -                       (136)
   Other adjustments, net                                                           (9)                       11
                                                                            ------------              ------------
        Net cash provided by operating activities                                  957                     1,927
                                                                            ------------              ------------

Investing activities:
   Purchases of securities held to maturity                                    (30,957)                       -
   Proceeds from maturities and calls of securities held to maturity             6,673                     3,112
   Proceeds from maturities and calls of securities available for sale          12,030                     1,000
   Proceeds from sales of securities available for sale                            -                       4,864
   Net receipts (disbursements) for loan originations and repayments               577                   (19,266)
   Purchase of Federal Home Loan Bank stock                                        (47)                        -
   Purchases of bank premises and equipment                                       (331)                      (62)
                                                                            ----------                 ----------
        Net cash used in investing activities                                  (12,055)                  (10,352)
                                                                            ----------                 ---------

Financing activities:
    Net increase in demand, money market and savings deposits                   13,253                     5,093
    Net increase (decrease) in time deposits                                    14,330                    (1,891)
    Net increase in short-term Federal Home Loan Bank advances
     and borrowings under repurchase agreements                                    524                     5,291
    Net increase in long-term Federal Home Loan Bank advances                        -                     2,500
    Purchases of treasury stock                                                      -                      (858)
    Dividends paid on common stock                                                (334)                     (305)
    Proceeds from issuance of common stock                                         102                        96
                                                                             ----------                  -------
        Net cash provided by financing activities                               27,875                     9,926
                                                                             ----------                  -------

Net increase in cash and cash equivalents                                       16,777                     1,501

Cash and cash equivalents at beginning of period                                11,670                    11,928
                                                                             ---------                ----------

Cash and cash equivalents at end of period                                    $ 28,447                 $  13,429
                                                                             =========                 =========

Supplemental information:
      Interest payments                                                      $   2,909                $    2,673
      Income tax payments                                                          744                     1,014
                                                                            ==========                 =========


See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., Cornerstone Bank (the "Bank") and Cornerstone Business Credit, Inc. ("CBC"), collectively the "Company." CBC began operations in the third quarter of 2001 and is engaged in small business lending. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses. The interim results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or for any other interim period.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method. For the three and nine month periods ended September 30, 2001 and 2000, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options computed using the treasury stock method. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

NOTE D - ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of derivative instruments are reported either in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting which is permitted only if specific criteria are met. SFAS No. 133 was effective January 1, 2001 for the Company. Because the Company had no derivatives or hedging activities at that date or at any time during the nine months ended September 30, 2001, SFAS No. 133 had no impact on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 141 requires use of the purchase method to account for all business combinations; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment, with impairment losses charged to expense when they occur. Amortization of goodwill (including goodwill recorded in prior acquisitions) ceases upon adoption of SFAS No. 142, which, for calendar year-end entities such as the Company, will be on January 1, 2002. SFAS No. 142 also requires acquisition-related intangible assets other than goodwill to continue to be amortized to expense over their estimated useful lives. The Company has no goodwill or other acquisition-related intangible assets at September 30, 2001 and, accordingly, the adoption of SFAS No. 142 is not expected to affect the Company's consolidated financial statements.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001. Adoption of these standards is not expected to have a significant impact on the Company's consolidated financial statements.

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

FINANCIAL CONDITION

General

     Total assets increased to $179,410 at September 30, 2001 from $150,123 at December 31, 2000, an increase of $29,287 (or 20%). The increase principally reflects increases of $16,777 in cash and cash equivalents (primarily federal funds sold) and $24,247 in securities held to maturity, partially offset by decreases of $11,706 in securities available for sale and $685 in net loans. The asset growth was funded principally from a net increase of $27,583 in deposits.

Loans

     The net loan portfolio decreased to $98,520 at September 30, 2001 from $99,205 at December 31, 2000, a decrease of $685. The 1% decrease in the loan portfolio in the first nine months of 2001 primarily reflected a decrease in residential loans, substantially offset by increases in construction, commercial and Small Business Administration ("SBA") loans. Increases in construction and commercial loans were primarily due to the origination of one loan for $1,000 in each category. The increase in SBA loans was due to the addition of three new loans, as SBA lending commenced during the third quarter through CBC. The decrease in residential loans was primarily due to loan refinancings which resulted in net payoff activity of $1.5 million in loans with principal balances greater than $500 thousand and the balance of net payoffs in smaller balance loans.

     Major classifications of loans at September 30, 2001 and December 31, 2000 were as follows:

                                                                                        Dollar           Percent
                                      September 30, 2001    December 31, 2000           Change           Change
                                      ------------------    -----------------           ------           ------
Loans secured by real estate:
     Residential                              $  41,473             $45,630             $(4,157)          (9%)
     Non-residential                             39,521              39,754                (233)           1
     Construction                                 4,086               2,375               1,711           13
Commercial loans                                 12,112              10,711               1,401           13
SBA loans                                           710                -                    710           --
Consumer and other loans                          2,476               2,316                 160            7
                                               ----------         ----------            ---------

Total  loans                                    100,378             100,786                (408)          --
Allowance for loan losses                        (1,888)             (1,589)               (299)          19
Deferred loan costs, net                             30                   8                  22          275
                                              -------------       --------             ----------
Total loans, net                              $  98,520             $99,205             $  (685)          (1%)
                                              =========            =======             ========


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

     The following table sets forth information with respect to non-performing loans at the dates indicated.

                                                                     September 30, 2001            December 31, 2000
                                                                  ----------------------           -----------------
Loans on non-accrual status:
  Loans secured by real estate                                          $    297                  $  455

Loans on accrual status:
   Loans secured by real estate                                              954                      --
   Commercial loans                                                            8                      --
   Consumer and other loans                                                   10                       1
                                                                        ---------               ----------
Total loans past due 90 days or more                                       1,269                     456
                                                                        ---------               ----------


Loans current or past due less than 90 days for which interest payments are being applied to reduce principal balances:

      Loan secured by real estate                                             16                     198
      Commercial loans                                                         -                       9
                                                                        ----------              ----------
                                                                              16                     207
                                                                        ---------               ----------

Total non-performing loans                                              $  1,285                  $   663
                                                                        ========                  =======

Ratio of total non-performing loans to
total loans outstanding                                                    1.28%                   0.66%
                                                                           =====                   =====


  At September 30, 2001, two loans totaling $954 were greater than 90 days past due but remained on accrual status based on management judgment, at that time, concerning the probability of collection. One loan for $330 was subsequently placed on non-accrual status in October 2001 due to unanticipated delays in bringing the loan current, and the second loan for $624 is expected to be paid in full in November 2001.

   As of September 30, 2001, the allowance for loan losses was $1,888 or 1.88% of total loans and 147% of non-performing loans compared to $1,589 or 1.58% of total loans and 240% of non-performing loans at December 31, 2000.

   The following table sets forth changes in the allowance for loan losses for the periods indicated.


                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                        -----------------------   -----------------------
                                              2001        2000         2001      2000
                                              ----        ----         ----      ----
Balance at beginning of period             $ 1,886      $  1,800     $  1,589    $ 1,626
Provision for loan losses                       21           111          130        254
Charge-offs                                    (20)           (9)         (20)       (19)
Recoveries                                       1             3          189         44
                                           -------       -------     --------    -------
Balance at end of period                   $ 1,888       $ 1,905     $  1,888    $ 1,905
                                           =======       =======     ========    =======

  During the quarter ended March 31, 2001, the Bank recovered $90 with respect to a loan charged off in November 1990. A recovery of $149 was received in the second quarter of 2001, of which $81 was a recovery of previously charged off principal and $68 was a recovery of interest payments applied against principal on a loan charged off in December 1997.

Securities

    Total securities increased to $45,668 at September 30, 2001 from $33,127 at December 31, 2000, an increase of $12,541 (or 38%). The increase in the securities portfolio was primarily funded using a portion of the growth in deposits to purchase U.S. agency and mortgage-backed securities.

  The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                                  September 30, 2001                   December 31, 2000
                                         ----------------------------------      -------------------------------
                                                                 Estimated                          Estimated
                                           Amortized                Fair           Amortized         Fair
                                              Cost                 Value              Cost           Value
                                         --------------           --------        ------------    --------------
Available for sale
------------------
U.S. Agency securities                   $  6,504              $   6,776        $ 18,519               $ 18,482
                                         =========              =========        ========               ========
Held to maturity
----------------
U.S. Agency securities                   $ 28,961               $ 29,639         $ 13,647              $ 13,576
Mortgage-backed securities                  9,856                 10,659              923                   919
Other                                          75                     75               75                    75
                                         --------              ---------         --------               --------

Total                                    $ 38,892               $ 40,373         $ 14,645               $ 14,570
                                         ========               ========         ========               ========


     Approximately $11,530 in U.S. Agency securities available for sale were called prior to maturity during the first nine months of 2001. Due to the limited amount of past sales of available-for-sale securities prior to maturity, the current balance of U.S. Agency securities available for sale is viewed to be sufficient to meet possible liquidity needs. In an effort to diversify the securities portfolio and manage principal repayments, $8,111 in fixed and variable mortgage-backed securities were added to the held-to-maturity portfolio in the third quarter of 2001.

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

     The following table indicates the composition of deposits at the dates indicated.

                                                                                              Dollar       Percent
                                                    September 30, 2001  December 31, 2000     Change       Change
                                                    ------------------  -----------------     ------       ------
Demand deposits (non-interest bearing)                 $ 32,580              $29,919           $ 2,661       9%
Money market demand and NOW accounts                     33,187               25,894             7,293      28
Regular, club and money market savings                   30,063               26,764             3,299      12
Time deposits                                            55,705               41,375            14,330      35
                                                       ---------              -------            ------

Total                                                  $151,535             $123,952           $27,583      22%
                                                       ========             ========           =======

     The increase in demand deposits was due to deposit activity in business demand deposit accounts. The increase in money market demand and NOW accounts was primarily related to activity associated with one money market demand account. The Bank expects the deposit balance maintained in this account to be temporary in nature. Increases in regular, club and money market savings were due to general deposit activity. During the first nine months of the year, competitive rates offered by the Bank resulted in an increase in one year as well as two, three, four and five year time deposits, totaling $14,590. Certificates of deposit in denominations of $100 or more were $12,326 at September 30, 2001 compared to $9,773 at December 31, 2000, an increase of $2,553 (or 26%).

Liquidity and Capital Resources

     At September 30, 2001, total short-term investments, which are made up of federal funds sold, securities available for sale and securities held to maturity maturing in three months or less, totaled $26,776. The liquidity of the Company is measured by the ratio of net cash, short-term investments, and marketable securities to deposits and short-term liabilities. The liquidity ratio at September 30, 2001 was 42%, primarily due to the large federal funds portfolio. The Company's guideline is to maintain a liquidity ratio of 20% or more.

     Net cash provided by operating activities was $957 for the nine months ended September 30, 2001 as compared to $1,927 for the nine months ended September 30, 2000. For the first nine months of 2001, cash used in investing activities was $12,055, compared to cash used in investing activities of $10,352 in the first nine months of 2000, primarily due to increased proceeds from calls of securities and security maturities, and reduced volume of loan originations, partially offset by purchases of securities held to maturity in the second and third quarters of 2001. Net cash provided by financing activities was $27,875 for the nine months ended September 30, 2001 compared to $9,926 for the nine months ended September 30, 2000, primarily reflecting a larger net increase in deposits, partially offset by decreased borrowings from the Federal Home Loan Bank of Boston. Cash and cash equivalents increased to $28,447 at September 30, 2001.

       At September 30, 2001, the Company had outstanding loan commitments under unused lines of credit approximating $14,937 and outstanding letters of credit approximating $1,590.

     At September 30, 2001 and December 31, 2000, the Company's consolidated leverage capital ratio was 10.0% and 11.1%, respectively. At September 30, 2001 and December 31, 2000, the Company's consolidated Tier 1 risk-based capital ratio was 15.2% and 15.4%, respectively. The Company's consolidated total risk-based capital ratio at September 30, 2001 and December 31, 2000 was 16.5% and 16.6%, respectively. The Bank's regulatory capital ratios at these dates were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000.

     Net Income. Net income was $324 for the three months ended September 30, 2001 compared to $423 for the three months ended September 30, 2000, a decrease of $99 (or 23%). Diluted earnings per common share were $0.29 for the three months ended September 30, 2001 and $0.39 for the three months ended September 30, 2000 based on weighted average shares of 1,109,213 and 1,081,653, respectively. The annualized return on average common stockholders' equity (R.O.E.) was 9.18% and 11.30% for the three months ended September 30, 2001 and September 30, 2000, respectively. The annualized return on average assets was 0.70% for the three months ended September 30, 2001 and 1.13% for the three months ended September 30, 2000.

     Lower net income for the three months ended September 30, 2001 was principally due to a decrease in net interest income and an increase in non-interest expense, partially offset by increased non-interest income as well as the lower provision for loan losses and income tax expense.

     Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

    Net interest income was $1,928 for the three months ended September 30, 2001 compared to $2,018 for the three months ended September 30, 2000, a decrease of $90 (or 4%). The decrease in net interest income resulted from lower yields on loans and securities. The effect of this decrease was partially offset by lower cost rates on a higher volume of deposits. The average yield on interest-earning assets decreased 160 basis points to 6.84% for the three months ended September 30, 2001 compared to 8.44% for the three months ended September 30, 2000, while the average rate paid on interest-bearing liabilities decreased 44 basis points to 3.22% from 3.66%. These changes resulted in a 125 basis point decrease in the net interest margin to 4.47% for the three months ended September 30, 2001 from 5.72% for the three months ended September 30, 2000. The lower asset yields primarily reflect decreasing interest rates and the increased volume of lower yield federal funds held during the quarter ended September 30, 2001 compared to September 30, 2000.

     Interest Income. Average earning assets for the three months ended September 30, 2001 were $171,213 compared to $139,886 for the three months ended September 30, 2000, an increase of $31,327 (or 22%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,951 for the three months ended September 30, 2001 compared to $2,966 for the three months ended September 30, 2000, representing a decrease of $15 (or 1%). The Company's interest income has been impacted by nine decreases in the Federal Funds rate during the first three quarters of 2001. The Wall Street Journal Prime Rate has fallen three and one-half percent (3 1/2%) and other indexes used for variable rate loans have decreased by similar amounts during the same period. Approximately 40% of the Bank's portfolio is on a variable rate basis. The Company does expect further downward pressure on interest rates during the balance of 2001 as the Federal Reserve continues to reduce interest rates and the Federal Government seeks other ways to stimulate the economy.

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended September 30, 2001 were $102,982 compared to $95,390 during the three months ended September 30, 2000, an increase of $7,592 (or 8%). Interest on loans was $2,222 for the three months ended September 30, 2001 compared to $2,287 for the three months ended September 30, 2000, a decrease of $65 (or 3%). The decrease in loan income reflects the decrease in loan yields which averaged 8.56% for the three months ended September 30, 2001 compared to 9.54% for the three months ended September 30, 2000.

    Average investments in securities and federal funds sold were $68,232 for the three months ended September 30, 2001 compared to $44,497 for the three months ended September 30, 2000, an increase of $23,735 (or 53%). Related income increased to $729 for the three months ended September 30, 2001 from $679 for the three months ended September 30, 2000, an increase of $50 (or 7%). Average investments in securities, not including federal funds sold, decreased by $4,786 (or 12%) during the three months ended September 30, 2001, while average federal funds sold increased by $28,521 (or 493%). The decrease in income from securities was primarily due to the reduced volume of securities due to calls prior to maturity, as well as lower yields on securities. The increase in federal funds income was due to the increased amount of federal funds sold resulting from the influx of cash flows from securities called prior to maturity, as well as cash inflows from deposits, which were reinvested in overnight federal funds. The average yield on federal funds is lower than the average yield on securities. The average yield on investment securities (not including federal funds sold) was 5.10% for the three months ended September 30, 2001 compared to 5.98% for the three months ended September 30, 2000. The average yield on federal funds sold was 3.40% for the three months ended September 30, 2001 compared to 6.51% for the three months ended September 30, 2000.

     Interest Expense. Interest expense was $1,023 for the three months ended September 30, 2001 compared to $948 for the three months ended September 30, 2000, an 8% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 2001 were $126,241 compared to $103,134 during the three months ended September 30, 2000, an increase of $23,107 (or 22%). Increased interest expense was primarily due to the higher volume of time and money market deposits. The average cost of time deposits was 5.31% and 5.29% for the three months ended September 30, 2001 and 2000, respectively. The average rate on all other non-interest bearing liabilities was 1.64% for the three months ended September 30, 2001 compared to 2.47% for the three months ended September 30, 2000.

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

The provision for loan losses was $21 for the three months ended September 30, 2001 and $111 for the three months ended September 30, 2000, primarily reflecting the slight contraction in the portfolio during the current year compared to the significant growth in 2000.

    At September 30, 2001, the Company had $1,285 of non-performing loans, including $297 of non-accrual loans and $972 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $16 at September 30, 2001. At December 31, 2000, the Company had $663 of non-performing loans, including $455 of non-accrual loans and $1 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $207 at December 31, 2000.

     Non-interest Income. Non-interest income was $243 for the three months ended September 30, 2001 compared to $111 for the three months ended September 30, 2000, an increase of $132 (or 119%). During the three months ended September 30, 2000, the Bank sold $4,000 in securities available for sale at a loss of $122 (there were no such sales in the 2001 period). The sale proceeds were used to fund loan demand, increase excess funds to meet daily withdrawal activity, and reduce FHLB borrowings. Deposit service charges were $134 for the three months ended September 30, 2001 compared to $107 for the three months ended September 30, 2000, an increase of $27 (or 25%). The increase resulted from the higher volume of overdraft charges. Other non-interest income decreased to $109 for the three months ended September 30, 2001 compared to $126 for the three months ended September 30, 2000, a decrease of $17 (or 13%). The decrease primarily resulted from the discontinuation of rental expense and income on subleased property subsequent to December 2000.

     Non-interest Expense. Total non-interest expense was $1,618 for the three months ended September 30, 2001 and $1,291 for the three months ended September 30, 2000, an increase of $327 (or 25%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                           Three Months Ended                 Increase (Decrease)
                                              September 30,                      2001 vs 2000
                                      ------------------------         -----------------------------
Category                              2001               2000            $ Change       % Change
                                      ----               -----           ----------      --------

Salaries and employee benefits        $    854        $   670              $184             27%
Occupancy                                  174            150                24             16
Furniture and equipment                    105             98                 7              7
Data processing                            141             97                44             45
Other categories                           344            276                68             25
                                         ------       --------           -------
Total non-interest expense            $  1,618         $1,291             $ 327             25%
                                        =======         =====             ======

     The increase in salaries and employee benefits was due to the addition of nine employees since September 30, 2000 and associated benefits. The increase in data processing expense is primarily related to the outsourcing of items processing which began in April 2001 and increased check imaging costs. The increase in other non-interest expense is primarily related to travel-related expenses associated with the data processing conversion during the second quarter of 2001, increased donations and legal fees.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $117 (or 4%) in the third quarter of 2001 compared to the same period in 2000:

                                                Three Months Ended
                                                  September 30,
                                              -------------------------
Category                                      2001            2000
                                              ----            ----

Salaries and employee benefits               26.74%           21.77%
Occupancy                                     5.45             4.87
Furniture and equipment                       3.29             3.18
Data processing                               4.41             3.15
Other categories                             10.77             8.97
                                             -----            ------
Total non-interest expense                   50.66%           41.96%
                                             =====            =====

     Income Taxes. The provision for income taxes decreased to $208 for the three months ended September 30, 2001 from $304 for the three months ended September 30, 2000, a decrease of $96 (or 32%). The decrease in income taxes was primarily due to the 27% decrease in pre-tax income.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000.

     Net Income. Net income was $1,161 for the nine months ended September 30, 2001 compared to $1,256 for the nine months ended September 30, 2000, a decrease of $96 (or 8%). Diluted earnings per common share were $1.05 for the nine months ended September 30, 2001 and $1.14 for the nine months ended September 30, 2000 based on weighted average shares of 1,100,699 and 1,100,850, respectively. The annualized return on average common stockholders' equity (R.O.E.) was 8.98% and 10.72% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The annualized return on average assets was 0.92% for the nine months ended September 30, 2001 and 1.14% for the nine months ended September 30, 2000.

     Lower net income for the nine months ended September 30, 2001 was principally due to increased non-interest expense, offset in part by increases in net interest income and non-interest income, and reductions in the provision for loan losses and income tax expense.

     Net Interest Income. Net interest income was $5,942 for the nine months ended September 30, 2001 compared to $5,663 for the nine months ended September 30, 2000, an increase of $279 (or 5%). Higher loan volume was the primary contributor to increased interest income. This increase was partially offset by decreased investment income on securities and by higher interest expense on increased time, NOW and money market deposits. The average yield on interest-earning assets decreased 65 basis points to 7.56% for the nine months ended September 30, 2001 compared to 8.21% for the nine months ended September 30, 2000, while the average rate paid on interest-bearing liabilities decreased 14 basis points from 3.54% to 3.40%. These changes resulted in a 50 basis point decrease in the net interest margin to 5.07% for the nine months ended September 30, 2001 compared to 5.57% for the nine months ended September 30, 2000.

     Interest Income. Average earning assets for the nine months ended September 30, 2001 were $156,809 compared to $135,996 for the nine months ended September 30, 2000, an increase of $20,813 (or 15%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $8,869 for the nine months ended September 30, 2001 compared to $8,354 for the nine months ended September 30, 2000, representing an increase of $515 (or 6%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the nine months ended September 30, 2001 were $102,574 compared to $89,328 during the nine months ended September 30, 2000, an increase of $13,246 (or 15%). Interest on loans was $6,901 for the nine months ended September 30, 2001 compared to $6,230 for the nine months ended September 30, 2000, an increase of $671 (or 11%). The increase in loan income reflected the increase in loan volume for the nine months ended September 30, 2001 compared to September 30, 2000, partially offset by lower interest rates.

    Average investments in securities and federal funds sold were $54,236 for the nine months ended September 30, 2001 compared to $46,668 for the nine months ended September 30, 2000, an increase of $7,568 (or 16%). Related income decreased to $1,968 for the nine months ended September 30, 2001 from $2,124 for the nine months ended September 30, 2000, a decrease of $156 (or 7%). Average investments in securities, not including federal funds sold, decreased by $13,121 (or 32%) during the nine months ended September 30, 2001, while average federal funds sold increased by $20,689 (or 348%). The decrease in income from securities was primarily due to the reduced volume of securities due to calls prior to maturity. The increase in federal funds income was due to the influx of cash flows from securities called prior to maturity and increases in all deposit categories. The reinvestment of securities cash flows in lower yielding federal funds and the decline in the average federal funds rate to 4.13% for the nine months ended September 30, 2001 from 6.15% for the nine months ended September 30, 2000 resulted in a decline in combined interest income for these asset categories.

     Interest Expense. Interest expense was $2,927 for the nine months ended September 30, 2001 compared to $2,691 for the nine months ended September 30, 2000, an increase of $236 (or 9%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the nine months ended September 30, 2001 were $114,710 compared to $101,363 during the nine months ended September 30, 2000, an increase of $13,347 (or 13%). Increased interest expense was primarily due to increased time, NOW and money market deposits, partially offset by lower interest rates. The average cost of time deposits increased to 5.41% for the nine months ended September 30, 2001 from 5.12% for the nine months ended September 30, 2000 due to competitive rates offered by the Bank for time deposits during the first six months of 2001. The average rate on all other non-interest bearing liabilities was 1.83% for the nine months ended September 30, 2001 compared to 2.39% for the nine months ended September 30, 2000.

     Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $130 for the nine months ended September 30, 2001 and $254 for the nine months ended September 30, 2000, primarily reflecting the slight contraction in the portfolio during the current year compared to the significant growth in 2000. Net loan recoveries after charge-offs were $169 in the nine months ended September 30, 2001 compared to $25 in the first nine months of last year.

     Non-interest Income. Non-interest income was $702 for the nine months ended September 30, 2001 compared to $463 for the nine months ended September 30, 2000, an increase of $239 (or 52%). Deposit service charges were $383 for the nine months ended September 30, 2001 and $337 for the nine months ended September 30, 2000, an increase of $46 (or 14%). The increase in deposit service charges was due to the increased volume of demand deposit charges. Other non-interest income was $319 for the nine months ended September 30, 2001 compared to $262 for the nine months ended September 30, 2000, an increase of $57 (or 22%). The Bank began collecting ATM surcharges in July 2000. This resulted in a year-to-year increase in these charges of $40. Prepayment, lot release and other loan fees totaling $43 were partially offset by the loss of rental income of $40 in 2001.

     Non-interest Expense. Total non-interest expense was $4,610 for the nine months ended September 30, 2001 and $3,749 for the nine months ended September 30, 2000, an increase of $861 (or 23%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                          Nine Months Ended                             Increase (Decrease)
                                             September 30,                                 2001 vs 2000
                                      ------------------------------------    --------------------------------------
Category                              2001                  2000                 $ Change           % Change
                                      ----                 -----                --------           --------
Salaries and employee benefits        $ 2,408              $ 1,916              $492                    26%
Occupancy                                 459                  437                22                    5
Furniture and equipment                   300                  309                (9)                  (3)
Data processing                           467                  260               207                    80
Other categories                          976                  827               149                    18
                                       ------              -------            ------
Total non-interest expense            $ 4,610              $ 3,749             $ 861                    23%
                                      =======              =======            ======

     The increase in salaries and employee benefits was due to the addition of nine employees since September 30, 2000 and associated benefits. The increase in data processing expense is primarily related to increased data processing fees and expenses due to the conversion of the Bank's core data processing system in May 2001 as well as increased fees associated with the outsourcing of items processing in April 2001. The increase in other non-interest expense is primarily related to travel-related expenses associated with the data processing conversion, increased donations and legal fees.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $754 (or 9%) in the first nine months of 2001 compared to the same period in 2000:

                                                    Nine Months Ended
                                                       September 30,
                                              ---------------------------
Category                                        2001                    2000
                                                ----                    ----

Salaries and employee benefits                 25.16%                   21.73%
Occupancy                                       4.80                     4.96
Furniture and equipment                         3.13                     3.50
Data processing                                 4.88                     2.95
Other categories                               10.20                     9.38
                                               -----                   ------
Total non-interest expense                     48.17%                   42.52%
                                               =====                    =====


     Income Taxes. The provision for income taxes decreased to $743 for the nine months ended September 30, 2001 from $867 for the nine months ended September 30, 2000, a decrease of $124 (or 14%). The decrease in income taxes was primarily due to the 10% decrease in pre-tax income.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits: None

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            CORNERSTONE BANCORP, INC.
                        --------------------------------
                                  (Registrant)

DATE: November 13, 2001         /s/ Merrill J. Forgotson
     -----------------------    -------------------------------------------
                                 Merrill J. Forgotson
                                 President and Chief Executive Officer

DATE: November 13, 2001         /s/ Leigh A. Hardisty
      ----------------------    -------------------------------------------
                                 Leigh A. Hardisty
                                 Vice President and Chief Financial Officer