Form 10KSB
period 2001-12-31
CORNERSTONE BANCORP INC
filed 2002-03-29
CIK 1079385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
   [X]               THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [ ]           THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from      to

                       Commission file number: 0-25465

                         CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

               Connecticut                             06-1524044
       ---------------------------------      ----------------------------------
     (State or other jurisdiction of      ( I.R.S. Employer Identification No.)
       incorporation or organization)

      550 Summer St. , Stamford, Connecticut                06901
    ------------------------------------------             -------
            (Address of principal office)                ( Zip Code)

Issuer's telephone number:  (203) 356-0111
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

   Common Stock, par value $0.01 per share       American Stock Exchange
   ---------------------------------------       -----------------------
   (Title of Each Class)                         (Name of each exchange on which
                                                          registered)

Securities registered under Section 12(g) of the Exchange Act:

          None
   -----------------
   (Title of Each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X            No
                  ---------          --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ( )

The issuer's revenues for the fiscal year ended December 31, 2001 were $12,648,000.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer was $13,501,046 based on the closing price of $16.30 per share as of March 1, 2002.

The number of shares outstanding of the issuer's common stock as of March 15, 2002 was 1,090,516.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 2002 - Part III.

Transitional Small Business Disclosure Format (check one):  Yes       No X
                                                               ----     ---

                               TABLE OF CONTENTS


PART I                                                                              PAGE
------                                                                              ----
          Item 1 - Description of Business......................................       1

          Item 1A - Executive Officers of the Issuer............................      13

          Item 2 - Description of Property......................................      14

          Item 3 - Legal Proceedings............................................      15

          Item 4 - Submission of Matters to a Vote of Security Holders..........      15


PART II
-------

          Item 5 - Market for Common Equity and Related Stockholder Matters.....      15

          Item 6 - Management's Discussion and Analysis or Plan of Operation....      16

          Item 7 - Financial Statements.........................................      25

          Item 8 - Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure.......................      26

PART III
--------

          Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act............      26

          Item 10 - Executive Compensation......................................      26

          Item 11 - Security Ownership of Certain Beneficial Owners and
                    Management..................................................      26

          Item 12 - Certain Relationships and Related Transactions..............      26

          Item 13 - Exhibits and Reports on Form 8-K............................      26

          SIGNATURES ...........................................................      28

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------
                                    GENERAL

         Cornerstone Bancorp, Inc. (the "Bancorp") is a Connecticut corporation, incorporated in 1998 to serve as a bank holding company to provide executive, financial and administrative functions for its subsidiaries. The Bancorp is the successor registrant to Cornerstone Bank (the "Bank"), pursuant to a reorganization whereby the Bancorp acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one share exchange on March 1, 1999. The Bank is a wholly-owned subsidiary of the Bancorp. Cornerstone Business Credit, Inc. ("CBC"), a wholly-owned subsidiary of the Bank, has engaged since the third quarter of 2001 in the origination of small business loans that qualify for sale of the guaranteed portion to the Small Business Administration (the "SBA"). CBC retains the servicing on these loans. References to the "Company" in this report are to the Bancorp, the Bank and CBC, collectively, unless the context indicates otherwise.

         The Bank is a Connecticut corporation incorporated in 1985. The Bank's business consists primarily of attracting deposits from the general public and local businesses and loaning or investing these deposits. The Bank originates loans collateralized by liens on commercial and residential properties, as well as secured and unsecured commercial and consumer installment loans.

         The Bank engages in a full-service commercial and consumer banking business. Services include demand, savings and time deposits, and mortgage, commercial and consumer installment loans. Since its inception, the Bank's primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including those living in low and moderate income areas), while focusing on its community towns and cities of Stamford, Greenwich, Darien, New Canaan, Westport and Norwalk. The Bank conducts its operations through its main office located on 550 Summer Street in Stamford, Connecticut and six branch offices in the following locations: Hope Street, West Broad Street and High Ridge Road in Stamford, Connecticut; East Putnam Avenue in Cos Cob, Connecticut; New Canaan Avenue in Norwalk, Connecticut; and Post Road East in Westport, Connecticut. The Bank also offers limited service mobile branches that operate within a five-mile radius of the offices located on Summer Street in Stamford, Cos Cob and Norwalk. In the third quarter of 2001, the Bank opened a business development office on East Avenue in Norwalk to further serve the small business and consumer needs in the Norwalk market.

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

                           MARKET AREA AND COMPETITION

         The primary market area of the Bank consists of the city of Stamford and the surrounding communities of Greenwich, Darien, New Canaan, Westport and Norwalk, Connecticut. The remainder of Fairfield County forms a secondary market area. Stamford is located in the Southwest corner of Connecticut. It is located 40 miles north of New York City and is adjacent to Greenwich, Darien, and New Canaan, Connecticut and Pound Ridge, New York.


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

                              LENDING ACTIVITIES

         Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from professionals including certified public accountants, attorneys, real estate brokers, builders and local businesses. The Bank's lending activities are impacted by economic trends affecting the availability of funds, the demand for loans, and the level of interest rates. Interest rates charged by the Bank on its loans are determined by competitive conditions in its market area, the cost of funds, the demand for loans and the availability of loanable funds. The Bank's continuing attention to the Norwalk market, as evidenced by the opening of a business development office in Norwalk, is expected to contribute to ongoing loan growth.

         Loan Portfolio Composition. At December 31, 2001, the principal balance of the Bank's loan portfolio totaled $107.3 million, before the allowance for loan losses. The portfolio represented approximately 59% of total assets and approximately 70% of total deposits at that date. Approximately 87% of the loan portfolio consisted of loans secured by residential or non-residential real estate properties, including residential construction; approximately 11% of the portfolio consisted of commercial loans, including SBA loans; and approximately 2% of the portfolio consisted of consumer installment and other loans. Funding for the Bank's loans is derived primarily from deposits, stockholders' equity and, to a lesser extent, borrowings.

         The following is an analysis of the composition of the loan portfolio at December 31:

                                2001            2000             1999
                            -------------   -------------    -------------
                            Amount       %  Amount       %   Amount      %
                            ------      --  ------      --   ------     --
                                       (dollars in thousands)
Loans secured by real
   estate:
  Residential               $  42,740   40  $  45,630   45   $ 35,501   45
  Non-residential              44,593   42     39,754   40     25,470   32
  Construction                  5,479    5      2,375    2      6,022    7
Commercial loans               12,157   11     10,711   11      9,604   12
Consumer and other loans        2,368    2      2,316    2      3,026    4
                            ---------  ---  ---------  ---   --------  ---
Total principal balances      107,337  100    100,786  100     79,623  100
                                       ===             ===             ===
Deferred loan costs, net           50               8              41
                            ---------       ---------        --------
Total loans                 $ 107,387       $ 100,794        $ 79,664
                            =========       =========        ========

         The Bank's lending limit to one borrower under applicable federal regulations was approximately $3 million at December 31, 2001, representing 15% of the sum of its unimpaired capital (approximately $17.9 million) and the allowance for loan losses (approximately $1.8 million). Subject to certain limitations, the Bank may lend an additional 10% above the 15% lending limitation to one borrower. The Bank's largest lending relationship with a single borrower at December 31, 2001 amounted to $2.6 million.

         Loan Portfolio Maturities. The following table presents loan principal balances at December 31, 2001 based upon their interest rate repricing frequency and remaining period to maturity. Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

                                          Loans Secured by Real Estate                         Consumer
                                   ---------------------------------------------                 and
                                   Residential    Non-residential   Construction    Commercial  Other     Total   %
                                   -----------    ---------------   ------------    ---------- -------   ------   --
                                                                       (dollars in thousands)
One year or less                   $ 16,765       $ 17,039           $ 5,417        $  8,526    $1,426  $ 49,173   46
After one year through five years    15,027         11,108                62           2,824       874    29,895   28
After five years                     10,948         16,446               -               807        68    28,269   26
                                   --------       --------           -------        --------    ------  --------  ---
   Total                           $ 42,740       $ 44,593           $ 5,479        $ 12,157    $2,368  $107,337  100
                                   ========       ========           =======        ========    ======  ========  ===

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

         The following table summarizes loan portfolio delinquencies at December 31:

                               2001                     2000                     1999
                       --------------------     --------------------     --------------------
                                 Percent of              Percent of               Percent of
                                    Total                    Total                    Total
                       Balance      Loans       Balance      Loans       Balance      Loans
                       -------      -----       -------      -----       -------      -----
                                              (dollars in thousands)
Loans delinquent for:
 30 to 59 days         $  477         0.4%     $  897         0.9%       $  487        0.6%
 60 to 89 days             53         0.1          11          --            21         --
 90 days or more        1,106         1.0         456         0.5           460        0.6
                       ------         ---      ------         ---        ------        ---
 Total                 $1,636         1.5%     $1,364         1.4%       $  968        1.2%
                       ======         ===      ======         ===        ======        ===

         The following table summarizes, by type of loan, the recorded investment in non-performing loans at December 31, 2001, 2000 and 1999. Amounts are shown for: (i) loans that are past due 90 days or more, segregated between those on non-accrual status and those still accruing interest; and (ii) loans that are current or past due less than 90 days for which interest payments are being applied to reduce principal balances.

                                       2001                2000                 1999
                                       ----                ----                 ----
  Loans on non-accrual status:                      (dollars in thousands)

  Loans secured by real estate        $  202              $  455               $  388
                                      ------              ------               ------

Loans on accrual status:
  Loans secured by real estate           737                  --                   50
  Commercial loans                       133                  --                    9
  Consumer and other loans                34                   1                   13
                                      ------              ------               ------
                                         904                   1                   72
                                      ------              ------               ------

Total loans past due 90 days or more   1,106                 456                  460
                                      ------              ------               ------

Loans current or past due less
than 90 days for which interest
payments are being applied to
reduce principal balances:
  Loans secured by real estate           308                 198                  846
  Commercial loans                        --                   9                   --
                                      ------              ------               ------
                                         308                 207                  846
                                      ------              ------               ------

Total non-performing loans            $1,414              $  663               $1,306
                                      ======              ======               ======

Ratio of total non-performing loans
to total loans outstanding             1.32%               0.66%                1.64%
                                      ======              ======               ======

During the first quarter of 2002, $308,000 of the $737,000 accruing loans secured by real estate past due greater than 90 days at December 31, 2001 were paid-off and $131,000 of commercial loans were brought current.

         Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses for the years ended December 31:

                                         2001           2000           1999
                                         ----           ----           ----
                                               (dollars in thousands)

Balance at beginning of year            $1,589         $1,626         $1,733
                                        ------         ------         ------
Charge-offs:
 Commercial                                 19            470             81
 Real estate mortgage                       --             --             14
 Installment loans to individuals            6             10              8
                                        ------         ------         ------
                                            25            480            103
                                        ------         ------         ------
Recoveries:
 Commercial                                 (7)           (53)           (44)
 Real estate mortgage                      (90)            --            (26)
 Installment loans to individuals          (96)            (6)            (6)
                                        -------        -------        -------
                                          (193)           (59)           (76)
                                        -------        -------        -------
Net charge-offs (recoveries)              (168)           421             27
                                        -------        ------         -------
 Provision for loan losses                  91            384            (80)
                                        ------         ------         -------
 Balance at end of year                 $1,848         $1,589         $1,626
                                        ======         ======         ======

Ratio of net charge-offs (recoveries)
to average loans outstanding            (0.16%)         0.46%          0.04%
                                        =======        ======         ======

Ratio of allowance for loan
losses to total loans                    1.72%          1.58%          2.04%
                                        ======         ======         ======

Ratio of allowance for loan losses
to total non-performing loans             131%           240%           125%
                                        ======         ======         ======

         During the quarter ended March 31, 2001, the Bank recovered $90,000 with respect to a consumer loan that had been charged off in November 1990. Also in the first quarter of 2001, $149,000 was received on a nonresidential real estate loan that had been charged off in December 1997, of which $81,000 was a recovery of previously charged off principal and $68,000 was a payment for interest that had been applied against principal, and was subsequently applied to income.

         Approximately $460,000 of the commercial loan charge-offs for the year ended December 31, 2000 represents borrowings by one borrower who filed for bankruptcy.

         An allocation of the allowance for loan losses at December 31, 2001, 2000 and 1999 is presented below. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses. The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates. The table indicates the allowance for loan losses allocable to real estate secured loans and other loan types, as well as the percent of the total loan portfolio represented by balances within each loan type.

                                         2001                            2000                       1999
                               --------------------------      --------------------------      --------------------------
                                              Percent                         Percent                         Percent
                                              of Loans                        of Loans                        of Loans
                               Allowance      in Category      Allowance      in Category      Allowance      in Category
                               for Loan       to Total         for Loan       to Total         for Loan       to Total
                               Losses         Loans            Losses         Loans            Losses         Loans
                               ------         -----            ------         -----            ------         -----
                                                               (dollars in thousands)
Loans secured by real estate:
  Residential                   $ 660           39.8%           $ 681          45.3%              $566          44.6%
  Non-residential                 689            41.6             593           39.4               495          32.0
  Construction                     85             5.1              35            2.4                93           7.6
Commercial                        187            11.3             160           10.6               192          12.0
Consumer and other                 36             2.2              35            2.3               105           3.8
Unallocated                       191             --               85            --                175           --
                                -----           -----           -----          -----            ------         -----
Total                          $1,848           100.0%         $1,589          100.0%           $1,626         100.0%
                                =====           =====           =====          =====            ======         =====

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

         Investment Portfolio Composition. At December 31, 2001, the Bank's securities held to maturity consisted of debt securities reported at a total amortized cost of $35.3 million, with a fair value of $36.0 million (or $608,000 more than amortized cost). At December 31, 2001, the Bank's available for sale securities portfolio consisted of debt securities reported at a total fair value of $9.8 million (or $238,000 more than amortized cost of $9.5 million). The after-tax unrealized gain of $145,000 on available for sale securities has been added to stockholders' equity at December 31, 2001. The Bank also held an investment of $466,000 in Federal Home Loan Bank ("FHLB") stock at December 31, 2001, which is a non-marketable equity security reported at cost.

         The amortized cost and fair value of debt securities are summarized as follows at December 31:

                                               2001                    2000                     1999
                                       -------------------     -------------------      -------------------
                                       Amortized     Fair      Amortized     Fair       Amortized     Fair
                                          Cost       Value        Cost       Value         Cost       Value
                                       --------     ------     --------      -----      --------      -----
                                                                (in thousands)
Securities available for sale:
 U. S. Government Agency securities     $ 9,541     $ 9,779    $18,519       $18,482    $26,024      $25,357
                                        -------     -------    -------       -------    -------      -------

Securities held to maturity:
 U. S. Government Agency securities      35,274      35,882     14,570        14,495     14,735       14,313
 U.S. Treasury Securities                  --          --         --            --        3,002        2,997
 Other securities                            75          75         75            75         75           75
                                        -------       -----     ------          ----       ----       ------

                                         35,349      35,957     14,645         4,570     17,812       17,385
                                         ------      ------     ------         =====     ------       ------
Total debt securities                   $44,890     $45,736    $33,164       $33,052    $43,386      $42,742
                                        =======     =======    =======       =======    =======      =======

         Investment Portfolio Maturities. The following table summarizes the amortized cost and the weighted average yield of the securities portfolio, by remaining period to contractual maturity, at December 31, 2001:

                                        One          One          Five         More
                                        Year         Through      Through      Than
                                        or           Five         Ten          Ten
                                        Less         Years        Years        Years        Total
                                        ----         -----        -----        -----        -----
                                                     (dollars in thousands)
Securities available for sale:
  U.S. Government Agency securities     $  1,501     $  8,040     $    --     $     --      $  9,541
                                         -------      -------      -------      -------      -------

Securities held to maturity:
  U. S. Government Agency securities       3,048       22,359        1,442        8,425       35,274
  Other securities                            --           25           50          --            75
                                         -------      -------      -------      -------      -------
                                           3,048       22,384        1,492        8,425       35,349
                                         -------      -------      -------      -------      -------

Total amortized cost                    $  4,549     $ 30,424     $  1,492     $  8,425     $ 44,890
                                         =======      =======      =======      =======      =======
Weighted average yield                     6.17%        5.42%        6.00%        5.85%        5.59%
                                         =======      =======      =======      =======      =======

                                SOURCES OF FUNDS

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

         The following table summarizes the average balance and the average rate paid on each type of interest-bearing deposit for the years ended December 31:

                                          2001                    2000                   1999
                                   --------------------   ---------------------   -------------------
                                               Average                  Average               Average
                                   Average      Rate       Average       Rate     Average      Rate
Type of Account                    Balance      Paid       Balance       Paid     Balance      Paid
---------------                    -------      ----       -------      -----     -------      ----
                                                          (dollars in thousands)
NOW accounts                        $ 23,994     0.81%     $ 18,442     1.17%     $ 17,719     1.16%
Money market accounts                  7,080     1.65         4,084     2.18         3,478     2.22
Regular, club, cash management         6,400     1.80         5,918     2.25         6,330     2.25
Preferred rate savings                21,868     2.30        20,615     2.76        21,026     2.75
Time certificates of deposit          51,918     5.32        42,801     5.18        48,750     4.97
                                    --------     -----     --------     -----     --------     -----
   Total                            $111,260     3.32%     $ 91,860     3.51%     $ 97,303     3.52%
                                    ========     =====     ========     =====     ========     =====

         The following table shows, by maturity, the balance of time certificates of deposit of $100,000 or more and the average rate paid at December 31, 2001. See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

                                                                    Average
                                                                    Rate
      Remaining Period to Maturity                  Balance         Paid
--------------------------------------------      -----------    ----------
                                                    (dollars in thousands)

Less than 3 months                                  $ 2,740          4.78%
Greater than 3 months and less than 6 months          2,056          3.83
Greater than 6 months and less than 1 year            3,689          3.98
Greater than 1 year                                   3,637          5.92
                                                    -------          ------
  Total                                             $12,122          4.72%
                                                    =======          ======

         Borrowings. The Bank uses borrowings as a secondary source of funds, in the form of securities repurchase agreements and advances from the FHLB of Boston. Securities repurchase agreements represent transactions with certain commercial customers in which the Bank borrows funds from the customers and pledges U.S. Treasury and Government Agency securities as collateral. The identical securities are repurchased from the customer when the borrowing matures, generally within three months or less.

         The following table summarizes information concerning borrowings under securities repurchase agreements as of and for the years ended December 31:

                                                       2001              2000      1999
                                                       ----              ----      ----
                                                             (dollars in thousands)

Borrowings at December 31                             $8,041            $6,562     $3,768
Weighted average interest rate at December 31          1.34%             2.03%      1.79%
Maximum borrowings outstanding at any
     month end during the year                        $9,086            $7,172     $4,227
Average borrowings during the year                    $7,753            $5,734     $3,669
Weighted average interest rate during the year         1.78%             2.30%      2.05%

         Securities with a fair value of $8.1 million, $6.6 million and $4.5 million were pledged as collateral for repurchase agreement borrowings at December 31, 2001, 2000 and 1999, respectively. The agreements at December 31, 2001 mature within three months.

         As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Boston may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2001, the Bank's FHLB borrowing capacity was $9.3 million. On such date, there were no FHLB advances outstanding.

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

         Federal law requires each federal banking agency, such as the FDIC, to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings; and compensation, fees and benefits. If the FDIC determines that an institution fails to meet any standard prescribed by the Guidelines, the FDIC may require the institution to submit to it an acceptable plan to achieve compliance with those Guidelines. The Guidelines establish time frames for the submission and review of such safety and soundness compliance programs.

         Under the Community Reinvestment Act, as amended ("CRA"), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC on January 19, 1999, was "satisfactory", which is second to the highest rating of "outstanding".

         The FDIC has adopted risk-based capital guidelines applicable to FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised both of Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Subject to certain limitations, Tier 2 capital consists primarily of the allowance for loan losses, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the credit risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements.

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

         To be considered "adequately capitalized," an institution must generally have a leverage ratio of Tier 1 capital to total adjusted assets of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%. Generally, a bank is considered to be "well capitalized" if it has a leverage (Tier 1) capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As of December 31, 2001, the Bank was in full compliance with all three minimum capital standards and was categorized as "well capitalized" under the provisions of FDICIA. See "Capital Resources" and Note 10 to the Consolidated Financial Statements for an analysis of the Bank's actual and required regulatory capital.

         Federal Reserve System Regulation. Under the Federal Reserve Act and Regulation D issued thereunder by the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts) which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $41.3 million or less and, for net transaction accounts over $41.3 million, $1,239,000 plus 10% of the amount of such accounts in excess of $41.3 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. At December 31, 2001, the Bank's net transaction accounts exceeded $41.3 million. The Bank's required average reserve balances were approximately $2,368,000 at December 31, 2001.

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

         In 1999, the Gramm-Leach-Bliley ("GLB") Act was enacted, which could have a far-reaching impact on the financial services industry. The GLB Act authorizes affiliations between banking, securities and insurance firms, and authorizes bank holding companies and banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB Act also imposes new requirements on financial institutions with respect to customer privacy. It generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act. The Board of Directors approved the Bank's privacy policy in October 2000.

         The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that a bank holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company's capital needs, asset quality and overall financial condition. This policy statement has had no operative effect upon the dividends paid by the Bancorp through December 31, 2001, and is not expected to have an operative effect in 2002. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized".

         Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of outstanding equity securities of the bank holding company if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their market capitalization. This requirement had no operative effect upon the stock purchases made by the Bancorp in 2000 (totaling 76,415 shares) and is not expected to have an effect on the Bancorp's ability to complete the remainder of its 100,000 share repurchase program; although no share repurchases are presently anticipated for 2002, management continually re-evaluates the desirability of making additional share repurchases given fluctuating stock market conditions and the availability of funds. The Federal Reserve Board may disapprove a purchase or redemption of outstanding equity securities if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

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

                                    PERSONNEL

         As of December 31, 2001, the Bank had 58 employees (55 of whom are full-time and 3 of whom are part-time). The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


ITEM 1A. EXECUTIVE OFFICERS OF THE ISSUER
         --------------------------------

         The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp's executive officers.

                             Positions Held with the Bancorp and Principal
Name                   Age   Occupations During the Past Five Years
----                   ---   --------------------------------------

Norman H. Reader*       77   Vice Chairman
                             (2000 - present)
                             President and Chief Executive Officer
                             (1985 - 2000)

Merrill J. Forgotson*   59   President and Chief Executive Officer
                             (2000 - present)

                             Senior Vice President
                             People's Bank
                             (1990-2000)

James P. Jakubek        52   Executive Vice President and Chief
                             Operating Officer (1991 - present)

Paul H. Reader*         43   Senior Vice President (1993 - Present)

Ernest J. Verrico, Sr.  46   Vice President and Chief Financial Officer
                             (2001 - present)
                             Senior Vice President and Controller (CT/NY Region)
                             First Union National Bank
                             (1982-2001)

Leigh A. Hardisty       43   Vice President and Corporate Secretary
                             (2001 - present)
                             Vice President, Chief Financial Officer
                             and Corporate Secretary (1999 - 2001)
                             Vice President and Comptroller, and
                             Corporate Secretary (1993 - 1999)

* Norman H. Reader is the father of Paul H. Reader and the father-in-law of Merrill J. Forgotson. Merrill J. Forgotson and Paul H. Reader are brothers-in-law.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The following table sets forth the location of the Bank's main office and branches, as well as certain additional information relating to those offices.

                                  Year Facility     Owned or
                                      Opened        Leased
                                  -------------     --------
Main office /(1)/
550 Summer Street
Stamford, Connecticut                 1988          Owned

Springdale office /(2)/
1042 Hope Street
Stamford, Connecticut                 1989          Leased

High Ridge office /(3)/
1117 High Ridge Road
Stamford, Connecticut                 1994          Leased

Cos Cob office /(4)/
211 East Putnam Avenue
Cos Cob, Connecticut                  1995          Leased

West Broad office /(5)/
56 West Broad Street
Stamford, Connecticut                 1997          Leased

Norwalk office /(6)/
79 New Canaan Avenue
Norwalk, Connecticut                  1999          Leased

East Norwalk office /(7)/
128 East Avenue
Norwalk, Connecticut                  2001          Leased

Westport office /(8)/
1071 Post Road East
Westport, Connecticut                 2001          Leased

/(1)/ The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

/(2)/ The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with a term expiring in 2002, and renewal options for four additional 5 year terms.

/(3)/ The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space, with a term expiring in 2005, and renewal options for two additional 5 year periods.

/(4)/ The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with a term of 5 years expiring in 2005, and a renewal option for one additional 5 year period.

/(5)/ The West Broad facility is a full-service branch. The office lease provides for approximately 2,000 square feet of interior space with an initial term of 5 years which expired in 2001, and renewal options for three additional 5 year periods, the first of which has not been exercised. The lease is currently renewing on a month to month basis.

/(6)/ The Norwalk facility is a full-service branch. The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years expiring in 2004, and renewal options for three additional 5 year periods.

/(7)/ The East Avenue facility is a business development office. The office lease provides for approximately 2,800 square feet of interior space with an initial term of 5 years expiring in 2006, and renewal options for one additional 5 year period.

/(8)/ The Westport facility is a full-service branch. The office lease provides for approximately 1,700 square feet of interior space with an initial term of 5 years expiring in 2006, and renewal options for one additional 5 year period.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

                               2001                        2000
                         ----------------             --------------
                         High       Low               High     Low
                         ----       ----              -----    ----
First Quarter            $14.55    $12.80            $11.625  $10.625
Second Quarter            16.00     13.30             12.50    10.875
Third Quarter             17.75     15.00             13.125   11.625
Fourth Quarter            16.50     14.90             14.50    12.50

         As of March 1, 2002, there were approximately 511 holders of record of the Bancorp's common stock.

         The transfer agent and registrar for the Bancorp's common stock is American Stock Transfer & Trust Company.

DIVIDEND POLICY

         The Bancorp's shareholders are entitled to dividends, when and if declared by the Bancorp's Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank's common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. The Bank's net profits retained in 2001 and 2000 (after cash dividends paid to the Bancorp) totaled $1,768,000. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp.

         The Bancorp declared cash dividends on its common stock totaling $470,000 ($0.4375 per share) in 2001 and $417,000 ($0.39 per share) in 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         The following management's discussion and analysis presents a review of financial condition as of December 31, 2001 and 2000, and operating results for the years then ended.

                               FINANCIAL CONDITION
                             (dollars in thousands)

         Total assets increased to $181,517 at December 31, 2001 from $150,123 at December 31, 2000, an increase of $31,394 (or 21%). Increases in cash and cash equivalents of $12,629, total securities of $12,001 and net loans of $6,334 were funded by growth in deposits of $30,521.

         The Bank's loan portfolio, net of allowance for loan losses, increased to $105,539 at December 31, 2001 from $99,205 at December 31, 2000, an increase of $6,334 (or 6%). The net increase in the loan portfolio included increases of $4,839 (or 12%) in loans secured by non-residential (commercial) real estate, $3,104 (or 131%) in construction loans, $1,446 (or 14%) in commercial loans and $52 (or 2%) in consumer loans, partially offset by a decrease of $2,890 (or 6%) in residential real estate loans. The Bank's newly opened business development office in Norwalk, coupled with loan demand in the lower Fairfield County market, led to the overall 6% increase in the loan portfolio.

         Securities increased to $45,128 at December 31, 2001 from $33,127 at December 31, 2000, an increase of $12,001 (or 36%), resulting from the Company's redeployment of excess liquidity (available funds in excess of loan demand). Even after investing in securities, the Company's cash and cash equivalents increased by $12,629 (or 108%) in 2001, to $24,299 at December 31, 2001 from
$11,670 a year earlier. Securities held to maturity increased to $35,349 (or
78% of total securities) at December 31, 2001 from $14,645 (or 44%) a year earlier. Securities available for sale decreased to $9,779 (or 22% of total securities) at December 31, 2001 from $18,482 (or 56%) at December 31, 2000.
The overall portfolio continues to be comprised mostly of U.S. Government
Agency securities with maturities and repricing of less than five years. The shift in portfolio mix in 2001 from securities available for sale to securities held to maturity reflected the increase in cash and cash equivalents and the resulting reduced need to possibly sell securities for liquidity purposes.

         Deposits increased to $154,473 at December 31, 2001 from $123,952 at December 31, 2000, an increase of $30,521 (or 25%). Demand deposits increased to $33,673 at December 31, 2001 from $29,919 at December 31, 2000, an increase of $3,754 (or 13%). Money market demand and NOW accounts increased to $35,493 at December 31, 2001 from $25,894 at December 31, 2000, an increase of $9,599 (or 37%). Time deposits increased to $55,483 at December 31, 2001 from $41,375 at December 31, 2000, an increase of $14,108 (or 34%). Regular, club and money market savings increased to $29,824 at December 31, 2001 from $26,764 at December 31, 2000, an increase of $3,060 (or 11%). The largest dollar increase in time deposits occurred in 12-17 month certificates of deposit ("CD's") which increased by $6,236 (or 31%), followed by 60 month CD's which increased by $3,268 (or 65%) and 24-30 month CD's which increased by $2,309 (or 92%). The 34% overall increase in time deposits reflects the competitive rates offered by the Bank during the first six months of 2001, as well as national economic uncertainty, particularly in the equity markets, which prompted customers to seek bank deposits as an alternative to investing in the equity markets.

         Total borrowings decreased to $8,041 at December 31, 2001 from $8,562 at December 31, 2000, a decrease of $521. Increased deposits were used to repay $2,000 in borrowings from the FHLB during the first half of 2001, with no additional FHLB borrowings needed during the year. Borrowings under securities repurchase agreements increased by $1,479 in 2001, to $8,041 at December 31, 2001, from $6,562 a year earlier.

         Stockholders' equity increased to $17,941 at December 31, 2001 from $16,584 at December 31, 2000, a net increase of $1,357 (or 8%). The net increase primarily reflects net income of $1,500 for the year, an increase of $167 from the change in after-tax net unrealized gains and losses on securities available for sale and $138 for shares issued in connection with the Dividend Reinvestment Plan, partially offset by $470 in cash dividends declared. The ratio of stockholders' equity to total assets declined to 9.9% at December 31, 2001, from 11% a year earlier, primarily reflecting the 21% increase in total assets during 2001. Book value per common share increased to $16.66 at December 31, 2001, compared to $15.56 at December 31, 2000, as growth in shareholders' equity outpaced the increase in the number of common shares outstanding.

                                OPERATING RESULTS
                (dollars in thousands, except per share amounts)

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

ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements, including the allowance for loan losses which management deems to be an accounting policy that is critical to the Company's financial results. This policy is critical due to the high degree of judgement involved, the subjectivity of the assumptions utilized, and the potential for changes in the necessary allowance as a result of changing conditions and future events. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on a variety of factors, including changes in economic and real estate market conditions, particularly in Southwestern Fairfield County, Connecticut.

NET INCOME

         Net income was $1,500 for 2001 compared to $1,783 for 2000, a decrease of $283 or 16%. Basic earnings per common share was $1.40 for 2001 compared to $1.65 for 2000 based on weighted average shares outstanding of approximately 1,072,000 and 1,081,000, respectively. Diluted earnings per common share was $1.36 for 2001 compared to $1.62 for 2000 based on weighted average shares of approximately 1,103,000 and 1,098,000, respectively. Return on average stockholders' equity was 8.63% and 11.28% for 2001 and 2000, respectively. The return on average assets was 0.87% for 2001 and 1.21% for 2000.

         The most significant cause of the lower net income in 2001 was the increase of $1,142 in non-interest expense resulting primarily from the addition of new personnel to augment our management team and supplement growth in the Bank's branch network, and the absorption of expenses related to the Bank's conversion to a new data processor. These higher expenses were partially offset by decreases of $293 in the provision for loan losses and $195 in income tax expense, as well as increases of $276 in non-interest income and $95 in net interest income.

NET INTEREST INCOME

         Net interest income was $7,869 for 2001 compared to $7,774 for 2000, an increase of $95 (or 1%). An increase of $1,030 in net interest income due to growth in the volume of average interest earning assets and interest bearing liabilities was substantially offset by a decrease of $935 in net interest income due to a narrower net interest margin. Total average interest earning assets increased by $23,452 (or 17%) to $160,615 in 2001 from $137,163 in 2000.
Included in the total increase in average interest earning assets was an increase of $19,987 in comparatively low-yielding federal funds. At the same time, higher-cost time deposits represented $9,117 of the total $17,524 increase in average interest bearing liabilities in 2001 compared to 2000.

         The average yield on interest earning assets decreased 101 basis points to 7.29% in 2001 from 8.30% in 2000. The eleven decreases in the prime rate during 2001, totaling 4.75%, directly impacted yields on the Company's variable rate loans tied to the prime rate, as well as on the Company's federal funds sold. To a lesser extent, yields on other maturing interest earning assets declined in 2001 as a result of the general decline in the level of market interest rates. The average cost of interest bearing liabilities decreased by a comparatively smaller 34 basis points to 3.22% in 2001 from 3.56% in 2000 due to the fixed rate nature of a large portion of the deposit base and the time lag between changes in market interest rates and time deposit repricings at maturity. This resulted in an interest rate spread of 4.07% in 2001, down 67 basis points from 4.74% in 2000. The interest rate spread is the yield rate on interest earning assets minus the rate paid on interest bearing liabilities, while the net interest margin represents the net yield on earning assets (net interest income as a percent of total interest earning assets). The net interest margin decreased by 77 basis points to 4.90% in 2001 from 5.67% in 2000 for the reasons stated above.

         The following table sets forth average balance sheet amounts for 2001 and 2000, together with the average yield on interest earning assets and the average cost of interest bearing liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income. Average balances of securities are based on amortized cost.

                                               2001                             2000
                                  -----------------------------  ---------------------------------
                                   Average              Yield/    Average                   Yield/
                                   Balance   Interest    Cost     Balance     Interest       Cost
                                  --------   --------    ----     -------     --------       ----
                                                      (dollars in thousands)

Assets
 Interest earning assets:
 Loans                            $ 103,209  $  9,039     8.76%   $  92,056     $ 8,669      9.42%
 Securities                          31,852     1,727     5.42       39,440       2,371      6.01
 Federal funds sold                  25,554       936     3.66        5,667         352      6.21
                                  ---------  --------     ----    ---------     -------      ----
 Total interest earning assets      160,615    11,702     7.29      137,163      11,392      8.30
                                             --------     ----                  -------      ----

 Non-interest earning assets:
 Cash and due from banks              8,351                           6,069
 Premises and equipment               2,739                           2,830
 Other assets                         2,963                           2,879
 Allowance for loan losses           (1,832)                         (1,793)
                                  ---------                        --------
Total assets                      $ 172,836                        $147,148
                                  =========                        ========

Liabilities and Stockholders'
Equity:
 Interest bearing liabilities:
 NOW accounts                     $  23,994   $   193     0.81%     $18,442       $ 216      1.17%
 Money market accounts                7,080       117     1.65        4,084          89      2.18
 Regular, club, cash management       6,400       115     1.80        5,918         133      2.25
 Preferred rate savings              21,868       503     2.30       20,615         569      2.76
 Time deposits                       51,918     2,761     5.32       42,801       2,219      5.18
 Repurchase agreements                7,721       138     1.78        5,734         132      2.31
 FHLB advances                           73         6     8.30        3,935         259      6.58
 Other                                   25        --     1.16           26           1      2.16
                                    -------    ------     ----      -------       -----      ----
 Total interest bearing
   liabilities                      119,079     3,833     3.22%     101,555       3,618      3.56%
                                    -------    ------     ----      -------      ------      ----

 Non-interest bearing liabilities:

Demand deposits                      35,339                         28,875
Other                                 1,034                            917
                                    -------                         ------
Total non-interest bearing
  liabilities                        36,373                         29,792
                                   --------                         ------

Stockholders'  equity                17,384                         15,801
                                   --------                         ------

Total Liabilities & Stockholders'
  Equity                           $172,836                       $147,148
                                   ========                       ========

Net interest income                                      $7,869                $ 7,774
                                                         ======                =======

Interest rate spread                                     4.07%                               4.74%
                                                         =====                               =====

Net interest margin                                      4.90%                               5.67%
                                                         =====                               =====

Ratio of average interest earning
  assets to average interest bearing
  liabilities                        134.88%                        135.06%
                                     =======                        =======

         The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 2001 compared to 2000. Information is provided for each category of interest earning assets and interest bearing liabilities, with respect to (i) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances) and (ii) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate, based on the relative dollar amounts of the volume and rate changes.

                                      Increase (Decrease) Due To
                                      --------------------------
                                Rate             Volume             Total
                                ----             ------             -----
                                             (in thousands)
Interest Income:
Loans                           $  (633)         $1,003           $   370
Securities                         (218)           (426)             (644)
Federal funds sold                 (198)            782               584
                                --------         ------           -------
Total interest earning assets   $(1,049)         $1,359           $   310
                                ========         ======           =======

Interest Expense:
NOW accounts                    $   (77)         $   54           $   (23)
Money market accounts               (26)             54                28
Regular, club, cash management      (28)             10               (18)
Preferred rate savings              (99)             33               (66)
Time deposits                        59             483               542
Repurchase agreements               (34)             40                 6
FHLB advances                        92            (345)             (253)
Other                                (1)             --                (1)
                                --------         ------           -------
Total interest bearing
liabilities                     $  (114)         $  329           $   215
                                ========         ======           =======

Change in Net Interest Income   $  (935)         $1,030           $    95
                                ========         ======           =======

INTEREST INCOME

         Average interest earning assets for 2001 were $160,615 compared to $137,163 for 2000, an increase of

$23,452 (or 17%). Total interest income, which is a function of the volume of interest earning assets and their related rates, was $11,702 in 2001 and $11,392 in 2000, representing an increase of $310 (or 3%).

         Loans represent the largest component of interest earning assets. Average loans outstanding in 2001 were $103,209 compared to $92,056 in 2000, a 12% increase. The Bank's newly opened business development office in Norwalk, coupled with loan demand in the lower Fairfield County market, led to a 6% increase in the year-end loan portfolio. Interest on loans was $9,039 in 2001 compared to $8,669 in 2000, a 4% increase. The average yield on loans decreased to 8.76% in 2001 as compared to 9.42% in 2000, primarily reflecting the effect on the Company's variable rate loans of the 475 basis point decrease in the prime rate during 2001.

         Average investments in securities and Federal funds sold totaled $57,406 for 2001 compared to $45,107 for 2000, an increase of $12,299 (or 27%).
Average securities decreased by $7,588 (or 19%) in 2001, and average Federal funds sold increased by $19,887 (or 351%). Related income decreased to a total of $2,663 for 2001 from $2,723 for 2000, a net decrease of $60 (or 2%), consisting of a $644 decrease in income on securities less a $584 increase in income on federal funds. The decreased income on securities resulted primarily from the decline in average balances, as proceeds from sales, maturities and calls were reinvested in cash equivalents (primarily federal funds). In addition, the average yield on securities decreased to 5.42% in 2001 from 6.01% in 2000, and the average rate earned on Federal funds sold decreased to 3.66% for 2001 compared to 6.21% for 2000, primarily reflecting lower market interest rates.

INTEREST EXPENSE

         Interest expense was $3,833 for 2001 compared to $3,618 for 2000, a 6% increase. Interest expense is a function of interest bearing liabilities and their related rates. Average interest bearing liabilities were $119,079 in 2001 compared to $101,555 in 2000, an increase of $17,524 (or 17%).

         The growth in average interest bearing liabilities in 2001 compared to 2000 was primarily due to growth in time deposits, which increased $9,117, and NOW and money market accounts, which increased by a combined $8,548. The 34% overall increase in time deposits reflects the competitive rates offered by the Bank during the first six months of 2001, as well as national economic uncertainty, which prompted customers to seek bank deposits as an alternative to investing in the equity markets.

         The average cost of total interest bearing deposits decreased by a comparatively small 34 basis points, to 3.22% in 2001 from 3.56% in 2000. Approximately 59% of the increase in time deposits occurred in the first quarter of 2001 prior to the later reductions in market interest rates, thus resulting in an overall higher cost for the year.

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

         The allowance for loan losses was $1,848 at December 31, 2001 and $1,589 at December 31, 2000, and the provision for loan losses was $91 and $384 for the years then ended. The allowance for loan losses represented 1.72% and 1.58% of total loans at December 31, 2001 and 2000, respectively. As a percentage of total non-performing loans, the allowance decreased to 131% at December 31, 2001 from 241% at December 31, 2000. The lower provision for loan losses in 2001 primarily reflects a decrease of $293 in net loan charge-offs to $91 in 2001 from $384 in 2000. Recoveries in 2001 include a recovery of $90 with respect to a consumer loan that had been charged off in November 1990. A recovery of $149 was received on a nonresidential real estate loan that had been charged off in December 1997, of which $81 was a recovery of previously charged off principal and $68 was a recovery of interest payments that had been applied against principal and was subsequently applied to income. Charge-offs in 2000 included $460 for a commercial loan due to the borrower's bankruptcy filing.

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

NON-INTEREST INCOME

         Total non-interest income was $945 for 2001, compared to $669 for 2000, an increase of $276 or 41%. In order to fund increased loan demand, the Bank sold $5,000 of securities available for sale in the third quarter of 2000. The loss on sale was $136. Excluding the effect of this loss, the increase in non-interest income in 2001 was $140, principally from growth in deposit and other banking service charges and fees.

NON-INTEREST EXPENSE

         Total non-interest expenses were $6,253 for 2001 and $5,111 for 2000, an increase of $1,142, or 22%. The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes in 2001 compared to 2000.

                                                                    Increase (Decrease)
                                                                      2001 vs. 2001
                                                                      --------------
                                 2001              2000               $            %
                                 ----              ----               -            --
                                              (dollars in thousands)
Salaries and employee benefits  $3,273            $2,639           $  634          24%
Occupancy                          640               582               58          10
Furniture and equipment            409               408                1          --
Data processing                    603               378              225          60
Professional fees                  289               258               31          12
Advertising and promotion          113               146              (33)        (23)
Other                              926               700              226          32
                                ------            ------           ------          --

Total non-interest expense      $6,253            $5,111           $1,142          22%
                                ======            ======           ======          ==

         The increase in salaries and employee benefits was due to the addition of new personnel to augment our management team and supplement growth in the Bank's branch network, as well as salary increases and bonuses. The increase in occupancy expenses primarily reflects rent expense, real estate taxes, depreciation as well as other occupancy expenses associated with the Norwalk business development office and Westport branch which opened in 2001. The increase in data processing expense is primarily related to increased data processing fees and expenses due to the conversion of the Bank's core data processing system in May 2001, as well as increased fees associated with the outsourcing of items processing in April 2001. The increase in other non-interest expense is primarily related to travel-related expenses associated with the data processing conversion, increased donations and other external fees.

         The following is an analysis of the major categories of non-interest expense as a percentage of total operating income (interest income plus non-interest income):

                                        2001      2000
                                        ----      ----

Salaries and employee benefits         25.88%     21.88%
Occupancy                               5.06       4.83
Furniture and equipment                 3.23       3.38
Data processing                         4.77       3.13
Professional fees                       2.28       2.14
Advertising and promotion               0.89       1.21
Other                                   7.33       5.80
                                       -----      -----
Total non-interest expense             49.44%     42.37%
                                       =====      =====

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                               (dollars in thousands)

         The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The Company's liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations existing as of December 31, 2001.

         At December 31, 2001, short term investments totaled $27,936 (federal funds sold plus all available for sale securities plus the fair value of held to maturity securities maturing in three months or less). Primary liquidity is measured by the ratio of net cash and short term investments to deposits and short term liabilities. The Bank's primary liquidity ratio at December 31, 2001 was 15.55%, compared to 14.78% at December 31, 2000. The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months. The Bank's secondary liquidity ratio at December 31, 2001 was 37.09%, compared to 32.62% at December 31, 2000. The Bank's internal guideline is to maintain a secondary liquidity ratio of at least 20%.

         The Company's funding at December 31, 2001 consisted of deposit liabilities and short-term borrowings. The Company had no long-term debt or other contractual cash obligations at December 31, 2001, other than the comparatively minor payments due under operating leases as described in Note 9 to the Consolidated Financial Statements. The Company's commercial commitments at December 31, 2001 are limited to outstanding loan commitments under unused lines of credit of $15,317 and outstanding letters of credit of $1,595. A substantial portion of these amounts expire within three years or less.

         If the Bank requires funds beyond its internal funding capabilities, advances are available from the FHLB of Boston. At December 31, 2001, the Bank's available FHLB borrowing capacity in the form of advances and a short-term line of credit was $9,314. At December 31, 2001, certificates of deposit scheduled to mature within one year totaled $34,490. The Bank's experience has been that a majority of its maturing certificate of deposit accounts are renewed.

         As reported in the Consolidated Statements of Cash Flows, the Company's cash flows are classified as operating, investing, or financing. The $861 decrease in net cash provided by operating activities in 2001, compared to 2000, was primarily due to higher non-interest expenses, partially offset by higher operating income (net interest income plus non-interest income), a reduction in the provision for loan losses, the absence of any loss on sales of securities available for sale and a smaller increase in other liabilities. Net cash used in investing activities increased by $7,635 in 2001 compared to 2000, primarily due to the purchases of held to maturity securities and no sales of securities, partially offset by higher net cash inflows from the maturity/call of securities and lower disbursements for loan originations. Net cash provided by financing activities increased by $21,383 in 2001 primarily due to the stronger deposit growth, partially offset by a reduction in funds from borrowings. Cash and cash equivalents increased by $12,629 during 2001 to $24,299.

         The following table sets forth (i) the maturity or repricing distribution of interest earning assets and interest bearing liabilities as of December 31, 2001, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest earning assets to cumulative total interest bearing liabilities, and
(iv) the cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Adjustable rate loans are included based on the period to next repricing date, while principal payments on fixed rate loans are factored into monthly maturity data or at final maturity. Based on management's evaluation of the interest rate sensitivity of regular savings, preferred rate savings, NOW and money market demand accounts, substantially all of the balances at December 31, 2001 have been included in the column for liabilities repricing within 6 months.

                                                               Interest Rate Sensitivity
                                        -----------------------------------------------------------
                                        Within 6       6 Months-       1-5       Over 5
                                         Months         1 Year        Years      Years       Total
                                        --------       --------      ------     ------       -----
                                                              (dollars in thousands)
Interest earning assets:
Federal funds sold and securities       $ 19,542       $  2,048    $  38,346   $  1,257     $61,193
Loans /(1)/:
 Adjustable rate                          41,652           --            --         --       41,652
 Fixed rate                                5,461          1,399       29,881     28,270      65,011
                                        --------       --------    ---------   --------    --------

  Total interest earning assets           66,655          3,447       68,227     29,527     167,856
                                        --------       --------    ---------   --------    --------

Interest bearing liabilities:
Money market demand and
  NOW accounts                            35,493             --         --           --      35,493
Regular, club and preferred
  rate savings accounts                   29,750             74         --           --      29,824
Time accounts                             21,413         13,077       20,993         --      55,483
                                        --------       --------    ---------   --------    --------
  Total interest bearing deposits         86,656         13,151       20,993         --     120,800

Repurchase agreements                      8,041            --           --          --       8,041
                                        --------       --------    ---------   --------    --------

  Total interest bearing liabilities      94,697         13,151       20,993         --     128,841
                                        --------       --------    ---------   --------    --------

Total interest earning assets
less interest bearing liabilities
for the period                          $(28,042)      $ (9,704)   $  47,234   $ 29,527    $ 39,015
                                        ========       ========    =========   ========    ========

Cumulative total
interest earning assets less
interest bearing liabilities            $(28,042)      $(37,746)   $   9,488   $ 39,015
                                        =========      =========   =========   ========

Cumulative total interest earning
assets less interest bearing
liabilities, as a percentage of
total interest earning assets            (16.64%)       (22.40%)      5.63%      23.15%
                                         ========       ========      ======     ======

/(1)/ Excludes loans on non-accrual status and overdrafts.

         The tabular presentation of the Company's interest sensitivity position indicates that for the period up to one year following December 31, 2001, the cumulative amount of interest bearing liabilities expected to reprice is greater than the cumulative amount of interest earning assets expected to reprice. Accordingly, the Company may experience an increase in its net interest margin if interest rates were to decline during this period, and a decrease in net interest margin if interest rates were to increase. From one through five years, more interest earning assets are expected to reprice than interest bearing liabilities; therefore, the Company would experience an increase in its net interest margin in a rising rate environment and a decrease in its net interest margin in a declining rate environment.

         The tabular presentation only illustrates the repricing of interest earning assets and interest bearing liabilities at a point in time, and is not indicative of when and how the interest earning assets and interest bearing liabilities would actually reprice.

                                CAPITAL RESOURCES

         At December 31, 2001 and 2000, the Bank's leverage capital ratio was 9.6% and 11.1%, respectively. At December 31, 2001 and 2000, the Bank's Tier 1 risk-based capital ratio was 14.7% and 15.4%, respectively, and its total-risk based capital ratio was 16.0% and 16.6%, respectively. These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a "well-capitalized" institution. The Bancorp's consolidated capital ratios at December 31, 2001 were substantially the same as the Bank's ratios.

         During 2001, a total of $470,000 in quarterly cash dividends were declared. The Board of Directors increased the quarterly dividend from $0.10 per share to $0.11125 per share commencing with the dividend payable July 13, 2001.

         In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time, in open market and/or privately-negotiated transactions. A total of 76,415 shares were repurchased in 2000, at a total cost of $880,000 or an average of $11.52 per share. There were no share repurchases in 2001. Although no share repurchases are presently anticipated for 2002, management continually re-evaluates the desirability of making additional share repurchases given fluctuating stock market conditions and the availability of funds.

                    IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and related Notes have been prepared in conformity with accounting principles generally accepted in the United State of America, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, the Company's net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations. Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities as part of its interest rate risk management program may reduce the effect which changes in interest rates have on net income. Liquidity and maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable levels of net income and there is no assurance the Company will be successful in doing so.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, independent auditors, are included herein on pages F-1 through F-25.

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

         Information regarding the Bancorp's directors is incorporated by reference herein to the Bancorp's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2002 (the "2002 Proxy Statement"). Information regarding the Bancorp's executive officers is included as Item 1A in Part I of this Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

       Information regarding the compensation of the Bancorp's executive officers is incorporated by reference herein to the 2002 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

       Information regarding the beneficial ownership of the Bancorp's common stock by certain persons is incorporated by reference herein to the 2002 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

       Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2002 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

Exhibit No.     Description
-----------     -----------

2.1 Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 ("Form 8-K12G3")) /(1)/

3.1             Certificate of Incorporation of Cornerstone Bancorp, Inc.
                (Exhibit 4.1 to Form 8-K12G3) /(1)/

3.2             Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form
                8-K12G3) /(1)/

4.1 Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-

                K12G3)/(1)/

10.1 Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC) /(1)/

10.2 Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1994 filed with the FDIC) /(1)/

10.3 Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank's Form F-2 for the year ended December 31, 1996 filed with the FDIC) /(1)/

10.4 Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) /(1)/

10.5 Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.1 to Registration Statement on Form
                S-8 Registration No. 333-73129)("Form S-8") /(1)/

10.6 Cornerstone Bancorp, Inc. 1996 Stock Plan (Exhibit 99.1 to Registration statement on Form S-8 Registration No. 333-67298) /(1)/

10.7            Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit
                99.3 to Form S-8) /(1)/

10.7.1          Cornerstone Bancorp, Inc. 2001 Restricted Stock Plan (Exhibit
                99.1 to Registration Statement on Form S-8 Registration No. 333-67302) /(1)/

10.8 Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) /(2)/

10.9 Employment agreement dated as of May 17, 2001 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1998) /(2)/

10.10 Employment agreement dated as of November 27, 2000 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson /(1)/

10.11 Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Paul H. Reader /(2)/

10.12 Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty (Exhibit 2 to Cornerstone Bank's Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24,
                1999) /(1)/

10.13 Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (Exhibit 11.0 to Cornerstone Bancorp, Inc.'s Form 10-KSB for the year ended December 31, 1999) /(1)/

10.14 Lease agreement dated as of February 28, 2001 between Cornerstone Bancorp, Inc/Cornerstone Bank and Fyber Properties 128 LLC /(2)/

10.15 Lease agreement dated as of June 6, 2001 between Cornerstone Bancorp, Inc. and Gesa B. Vogt /(2)/

21.1            Subsidiaries of Cornerstone Bancorp, Inc. /(2)/

23.1            Consent of KPMG LLP /(2)/

/(1)/ Incorporated by reference from referenced filing.
/(2)/ Filed herewith.

(b) Reports on Form 8-K
   No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

   Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORNERSTONE BANCORP, INC.

Date:          March 20, 2002         By: /s/ Merrill J. Forgotson
               --------------             --------------------------------------
                                          Merrill J. Forgotson
                                          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                               Date
/s/ Melvin L. Maisel               Chairman of the Board                  March 20, 2002
--------------------------                                                --------------
Melvin L. Maisel

/s/ Norman H. Reader                                                      March 20, 2002
--------------------------         Director and                           --------------
Norman H. Reader                   Vice Chairman

/s/ Merrill J. Forgotson                                                  March 20, 2002
--------------------------         Director, President and                --------------
Merrill J. Forgotson               Chief Executive Officer

/s/ James P. Jakubek                                                      March 20, 2002
-------------------------          Director, Executive-                   --------------
James P. Jakubek                   Vice President

/s/ Paul H. Reader                                                        March 20, 2002
--------------------------         Director, Senior                       --------------
Paul H. Reader                     Vice President

/s/ Ernest J. Verrico, Sr.                                                March 20, 2002
--------------------------         Vice President, Chief Financial        --------------
Ernest J. Verrico                  Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

  Signature                         Title                                    Date
/s/ Joseph Field                   Director                               March 20, 2002
--------------------------                                                --------------
Joseph Field

/s/ J. James Gordon                Director                               March 20, 2002
--------------------------                                                --------------
J. James Gordon

/s/ Stanley A. Levine              Director                               March 20, 2002
--------------------------                                                --------------
Stanley A. Levine

/s/ Joseph A. Maida                Director                               March 20, 2002
--------------------------                                                --------------
Joseph A. Maida

/s/ Ronald C. Miller               Director                               March 20, 2002
--------------------------                                                --------------
Ronald C. Miller

/s/ Courtney A. Nelthropp          Director                               March 20, 2002
--------------------------                                                --------------
Courtney A. Nelthropp

/s/ Martin Prince                  Director                               March 20, 2002
--------------------------                                                --------------
Martin Prince

/s/ Donald Sappern                 Director                               March 20, 2002
--------------------------                                                --------------
Donald Sappern

/s/ Patrick Tisano                 Director                               March 20, 2002
--------------------------                                                --------------
Patrick Tisano

/s/ Joseph D. Waxberg, M.D.        Director                               March 20, 2002
--------------------------                                                --------------
Joseph D. Waxberg, M.D.

                           CORNERSTONE BANCORP, INC.

                           Consolidated Financial Statements as of
                           December 31, 2001 and 2000, and for
                           the Years Then Ended, With
                           Independent Auditors' Report

                           CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                TABLE OF CONTENTS

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Statements of Condition as of December 31,
       2001 and 2000                                                      F-2

    Consolidated Statements of Income for the Years Ended December 31,
       2001 and 2000                                                      F-3

    Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2001 and 2000                                   F-4

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001 and 2000                                         F-5

    Notes to Consolidated Financial Statements                       F-6 to F-25

                                     F

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cornerstone Bancorp, Inc.:

We have audited the consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

January 25, 2002

                             CORNERSTONE BANCORP, INC.
                                  AND SUBSIDIARY

                       Consolidated Statements of Condition

                            December 31, 2001 and 2000
                   (Dollars in thousands, except per share data)

                       Assets                                              2001           2000
                                                                     ------------      -----------
Cash and cash equivalents:
   Cash and due from banks (note 2)                                  $      8,700       $   8,854
   Federal funds sold                                                      15,599           2,816
                                                                       ------------     -----------
         Total cash and cash equivalents                                   24,299          11,670
                                                                       -----------      -----------

Securities, including collateral of $8,101 in 2001 and $6,583 in 2000 for borrowings under securities repurchase agreements (note 3):
   Available for sale, at fair value                                        9,779          18,482
   Held to maturity, at amortized cost (fair value of $35,957 in 2001
      and $14,570 in 2000)                                                 35,349          14,645
                                                                     ------------      -----------
         Total securities                                                  45,128          33,127
                                                                     ------------      -----------
Loans, net of allowance for loan losses of $1,848 in 2001
   and $1,589 in 2000 (note 4)                                            105,539          99,205
Accrued interest receivable                                                 1,075           1,124
Federal Home Loan Bank stock, at cost                                         466             419
Premises and equipment, net (note 5)                                        2,915           2,699
Deferred income taxes (note 8)                                                710             828
Other assets                                                                1,385           1,051
                                                                     ------------      -----------
         Total assets                                                $    181,517       $ 150,123
                                                                     ============      ===========
                       Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Demand (non-interest bearing)                                  $     33,673       $  29,919
      Money market demand and NOW                                          35,493          25,894
      Regular, club and money market savings                               29,824          26,764
      Time (note 6)                                                        55,483          41,375
                                                                     ------------      -----------
         Total deposits                                                   154,473         123,952
   Borrowings under securities repurchase agreements and
      Federal Home Loan Bank advances (note 7)                              8,041           8,562
   Accrued interest payable                                                   164             143
   Other liabilities                                                          898             882
                                                                     ------------      -----------
         Total liabilities                                                163,576         133,539
                                                                     ------------      -----------
Commitments and contingencies (note 9)
Stockholders' equity (notes 10 and 12):
   Common stock, par value $0.01 per share; authorized
      5,000,000 shares; issued 1,153,135 shares in 2001
      and 1,142,159 shares in 2000                                             12              11
   Additional paid-in capital                                              11,816          11,657
   Retained earnings                                                        6,848           5,818
   Treasury stock, at cost (76,415 shares)                                   (880)           (880)
   Accumulated other comprehensive income (loss), net of taxes (note 11)      145             (22)
                                                                     ------------      -----------
          Total stockholders' equity                                       17,941          16,584
                                                                     ------------      -----------
          Total liabilities and stockholders' equity                 $    181,517       $ 150,123
                                                                     ============       ==========

See accompanying notes to consolidated financial statements.

                             CORNERSTONE BANCORP, INC.
                                  AND SUBSIDIARY

                         Consolidated Statements of Income

                      Years Ended December 31, 2001 and 2000
                   (Dollars in thousands, except per share data)

                                                                         2001              2000
                                                                   ------------      -------------
Interest income:
   Loans                                                           $     9,039         $     8,669
   Securities                                                            1,727               2,371
   Federal funds sold                                                      936                 352
                                                                   ------------      -------------
         Total interest income                                          11,702              11,392
                                                                   ------------      -------------
Interest expense:
   Deposits                                                              3,689               3,226
   Borrowings under securities repurchase agreements and
      Federal Home Loan Bank advances (note 7)                             144                 392
                                                                   ------------      -------------
         Total interest expense                                          3,833               3,618
                                                                   ------------      -------------
Net interest income                                                      7,869               7,774
Provision for loan losses (note 4)                                          91                 384
                                                                   ------------      -------------
Net interest income after provision for loan losses                      7,778               7,390
                                                                   ------------      -------------
Non-interest income:
   Deposit service charges                                                 498                 447
   Loss on sales of securities available for sale (note 3)                   -                (136)
   Other                                                                   447                 358
                                                                   ------------      -------------
         Total non-interest income                                         945                 669
                                                                   ------------      -------------
Non-interest expense:
   Salaries and employee benefits                                        3,273               2,639
   Occupancy                                                               640                 582
   Furniture and equipment                                                 409                 408
   Data processing                                                         603                 378
   Professional fees                                                       289                 258
   Advertising and promotion                                               113                 146
   Other                                                                   926                 700
                                                                   ------------      -------------
         Total non-interest expense                                      6,253               5,111
                                                                   ------------      -------------
Income before income tax expense                                         2,470               2,948
Income tax expense (note 8)                                                970               1,165
                                                                   ------------      -------------
Net income                                                         $     1,500         $     1,783
                                                                   ============      ==============
Earnings per common share (note 13):
   Basic                                                           $      1.40         $      1.65
   Diluted                                                                1.36                1.62
                                                                   ============      ==============

See accompanying notes to consolidated financial statements.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                   Common Stock
                                             -------------------------
                                                  Number                  Additional
                                                 of shares                  paid-in      Retained    Treasury
                                                outstanding    Amount       capital      earnings      stock
                                             ---------------  --------  -------------  -----------  ----------
Balances at December 31, 1999                     1,129,599  $     11  $      11,510  $     4,452  $        -

Comprehensive income:
   Net income                                            --        --             --        1,783          --
   Other comprehensive income (note 11)                  --        --             --           --          --
   Total comprehensive income

Cash dividends declared ($0.39 per share)                --        --             --         (417)         --
Purchases of treasury stock                         (76,415)       --             --           --        (880)
Shares issued under:
   Dividend Reinvestment Plan                        11,045        --            128           --          --
   Directors Compensation Plan                        1,515        --             19           --          --
                                             ---------------  --------  -------------  -----------  ----------

Balances at December 31, 2000                     1,065,744        11         11,657        5,818        (880)

Comprehensive income:
   Net income                                            --        --             --        1,500          --
   Other comprehensive income (note 11)                  --        --             --           --          --
   Total comprehensive income

Cash dividends declared ($0.4375 per share)              --        --             --         (470)         --
Shares issued under:
   Dividend Reinvestment Plan                         9,529         1            137           --          --
   Directors Compensation Plan                        1,447        --             22           --          --
                                             ---------------  --------  -------------  -----------  ----------

Balances at December 31, 2001                     1,076,720  $     12  $      11,816  $     6,848  $     (880)
                                             ===============  ========  =============  ===========  ==========

                                               Accumulated
                                                  other            Total
                                              comprehensive    stockholders'
                                              income (loss)        equity
                                             ---------------  ---------------
Balances at December 31, 1999               $          (397) $        15,576

Comprehensive income:
   Net income                                            --            1,783
   Other comprehensive income (note 11)                 375              375
                                                              ---------------
   Total comprehensive income                                          2,158

Cash dividends declared ($0.39 per share)                --             (417)
Purchases of treasury stock                              --             (880)
Shares issued under:
   Dividend Reinvestment Plan                            --              128
   Directors Compensation Plan                           --               19
                                             ---------------  ---------------

Balances at December 31, 2000                           (22)          16,584

Comprehensive income:
   Net income                                            --            1,500
   Other comprehensive income (note 11)                 167              167
                                                              ---------------
   Total comprehensive income                                          1,667

Cash dividends declared ($0.4375 per share)              --             (470)
Shares issued under:
   Dividend Reinvestment Plan                            --              138
   Directors Compensation Plan                           --               22
                                             ---------------  ---------------

Balances at December 31, 2001               $           145  $        19,608
                                             ===============  ===============

See accompanying notes to consolidated financial statements.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years Ended December 31, 2001 and 2000
                                 (In thousands)

                                                                         2001       2000
                                                                      ---------  ---------
Cash flows from operating activities:
   Net income                                                        $   1,500  $   1,783
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                     345        376
         Provision for loan losses                                          91        384
         Loss on sales of securities available for sale                     --        136
         Deferred income tax expense (benefit)                              10       (128)
         (Increase) decrease in accrued interest receivable                 49        (27)
         Increase in other assets                                         (268)      (211)
         Increase in accrued interest payable                               21          8
         Increase in other liabilities                                      16        236
         Other adjustments, net                                            (15)        53
                                                                      ---------  ---------
             Net cash provided by operating activities                   1,749      2,610
                                                                      ---------  ---------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale            12,013      2,498
   Proceeds from maturities of securities held to maturity              10,171      3,138
   Proceeds from sales of securities available for sale                     --      4,864
   Purchases of securities available for sale                           (3,039)        --
   Purchases of securities held to maturity                            (30,957)        --
   Disbursements for loan originations, net                             (6,383)   (21,583)
   Purchase of Federal Home Loan Bank stock                                (47)        --
   Purchases of premises and equipment, net                               (561)       (85)
                                                                      ---------  ---------
             Net cash used in investing activities                     (18,803)   (11,168)
                                                                      ---------  ---------

Cash flows from financing activities:
   Net increase in deposits                                             30,521      4,670
   Net increase (decrease) in short-term borrowings under securities
      repurchase agreements and Federal Home Loan Bank advances           (521)     4,794
   Purchases of treasury stock                                              --       (880)
   Dividends paid on common stock                                         (455)      (412)
   Proceeds from issuance of common stock under the
      Dividend Reinvestment Plan                                           138        128
                                                                      ---------  ---------
             Net cash provided by financing activities                  29,683      8,300
                                                                      ---------  ---------

Net increase (decrease) in cash and cash equivalents                    12,629       (258)

Cash and cash equivalents at beginning of year                          11,670     11,928
                                                                      ---------  ---------
Cash and cash equivalents at end of year                             $  24,299  $  11,670
                                                                      =========  =========
Supplemental information:
   Interest payments                                                 $   3,812  $   3,610
   Income tax payments                                                     934      1,295
                                                                      =========  =========

See accompanying notes to consolidated financial statements.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 2001 and 2000

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

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements include the accounts of the Bancorp, the Bank, and Cornerstone Business Credit, Inc. (a wholly-owned subsidiary of the Bank which commenced small business lending operations in 2001) (collectively, the "Company"). Management has prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

       In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ significantly from those estimates, as a result of changing conditions and future events. An estimate that is particularly critical and susceptible to significant near-term change is the allowance for loan losses, which is discussed below.

       For purposes of the consolidated statements of cash flows, cash equivalents represent federal funds which are generally sold on an overnight basis. Prior year amounts are reclassified, whenever necessary, to conform to the current year presentation.

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

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 2001 and 2000

       As a member of the Federal Home Loan Bank ("FHLB") of Boston, the Bank is required to hold a certain amount of FHLB stock. This stock is a non-marketable equity security and, accordingly, is reported at cost.

       LOANS

       Loans are reported at unpaid principal balances less the allowance for loan losses, except for loans held for sale which are reported at the lower of cost or estimated market value in the aggregate. Interest income is accrued based on contractual rates applied to principal amounts outstanding. Loan origination and commitment fees, and certain direct origination costs, are deferred and amortized to interest income over the life of the related loan.

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

       ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses represents management's estimate of probable credit losses inherent in the existing loan portfolio. The allowance is adjusted by periodic provisions for loan losses, and by charge-offs and recoveries. When amounts on specific loans are judged by management to be uncollectible, those amounts are charged-off to reduce the allowance for loan losses. Subsequent recoveries of earlier charge-offs are restored to the allowance when received.

       Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly the larger relationships included in the commercial and commercial real estate loan portfolios. These reviews consider factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. Management's determination of the allowance for loan losses also considers the level of past due and non-performing loans, the Company's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Company's market area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 2001 and 2000

       Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, requires recognition of an impairment loss on a loan within its scope when it is probable that the lender will be unable to collect principal and/or interest payments in accordance with the terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans (such as residential mortgage and consumer loans) that are collectively evaluated for impairment in accordance with SFAS No. 5, Accounting for Contingencies. Measurement of impairment under SFAS No. 114 may be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the collateral's fair value if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded amount, an impairment allowance is established as part of the allowance for loan losses.

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

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 2001 and 2000

       EARNINGS PER SHARE

       Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, plus an incremental number of common-equivalent shares computed using the treasury stock method.

       STOCK-BASED COMPENSATION

       The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to use a fair-value-based method of accounting for employee stock compensation plans. However, SFAS No. 123 permits entities to continue to measure compensation costs for these plans using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. An entity that follows APB Opinion No. 25 must provide pro forma disclosures of net income and earnings per share, as if it had applied the fair-value-based method of SFAS No. 123.

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

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(2)    CASH RESERVE REQUIREMENTS

       The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. These reserves were $2,368,000 and $558,000 at December 31, 2001 and 2000, respectively, and are included in cash and due from banks in the consolidated statements of condition.

(3)    SECURITIES

       The amortized cost, gross unrealized gains and losses, and fair values of securities are summarized as follows:

                                                                Gross           Gross
                                              Amortized      unrealized       unrealized     Fair
                                                 cost           gains           losses       value
                                             ------------   ------------    -------------- ----------
                                                                  (In thousands)
December 31, 2001
-----------------

Available for sale:
    U.S. Government Agency securities        $     9,541    $        242    $         (4)  $   9,779
                                             ============   =============   ============== ==========

Held to maturity:
    U.S. Government Agency securities        $    35,274    $        608    $         --   $  35,882
    Other securities                                  75              --              --          75
                                             ------------   -------------   -------------  ----------

    Total                                    $    35,349    $        608    $         --   $  35,957
                                             ============   =============   =============  ==========

December 31, 2000
-----------------

Available for sale:
    U.S. Government Agency securities        $    18,519    $         36   $         (73)  $  18,482
                                             ============   =============  ==============  ==========

Held to maturity:
    U.S. Government Agency securities        $    14,570    $          3   $         (78)  $  14,495
    Other securities                                  75              --              --          75
                                             ------------   -------------  --------------  ----------

    Total                                    $    14,645    $          3   $         (78)  $  14,570
                                             ============   =============  ==============  ==========

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       The following is a summary of the amortized cost and fair value of debt securities at December 31, 2001, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without penalties.

                                                      Held to maturity                  Available for sale
                                               -------------------------------    --------------------------------
                                                 Amortized           Fair           Amortized            Fair
                                                   cost              value             cost              value
                                               --------------     ------------    ---------------     ------------
                                                                          (In thousands)

One year or less                             $      3,048       $     3,066      $     1,501        $     1,538
Over one year, less than five years                22,384            22,818            8,040              8,241
Five years or more                                  9,917            10,073               --                 --
                                               --------------     ------------    ---------------     ------------

Total                                        $     35,349       $    35,957      $     9,541        $     9,779
                                               ==============     ============    ===============     ============

       Gross realized losses on sales of securities available for sale were $136,000 in 2000 (none in 2001).

       In addition to securities pledged as collateral for the repurchase agreement borrowings described in note 7, securities with a fair value of $1,018,000 and $1,496,000 were pledged for other purposes at December 31, 2001 and 2000, respectively.

(4)    LOANS AND CONCENTRATION OF CREDIT RISK

       Most of the Company's loans are granted to customers who reside or do business in Southwestern Fairfield County, Connecticut. In addition to this geographic concentration, loans collateralized by real estate or granted to customers in real estate related industries were approximately $93,000,000 and $88,000,000 at December 31, 2001 and 2000, respectively.
       While collateral provides assurance as a secondary source of repayment, the Company's underwriting standards require that a borrower's present and expected cash flows be adequate to service the debt at loan origination.

       The loan portfolio consisted of the following at December 31:

                                                      2001                 2000
                                                ---------------      ---------------
                                                         (In thousands)

Loans secured by real estate:
     Residential                              $       42,740     $      45,630
     Non-residential                                  44,593            39,754
     Construction                                      5,479             2,375
Commercial loans                                      12,157            10,711
Consumer and other loans                               2,368             2,316
                                               ---------------    ---------------
Total principal balances                             107,337           100,786

Allowance for loan losses                             (1,848)           (1,589)
Deferred loan costs, net                                  50                 8
                                               ---------------    ---------------

Total loans, net                              $      105,539     $      99,205
                                               ===============    ===============

                           CORNERSTONE BANCORP, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       Commercial loans at December 31, 2001 include Small Business Administration loans of $1,248,000, which are held for sale. The estimated market value of these loans exceeded their cost basis and, accordingly, a lower-of-cost-or-market adjustment was not required at December 31, 2001.

       The following is a summary of changes in the allowance for loan losses for the years ended December 31:

                                                2001                 2000
                                           ---------------      ------------
                                                      (In thousands)

Balance at beginning of year             $         1,589   $        1,626
Provision for loan losses                             91              384
Loan charge-offs                                     (25)            (480)
Recoveries of prior charge-offs                      193               59
                                           ---------------   ---------------

Balance at end of year                   $         1,848   $        1,589
                                           ===============      ============

       The following is an analysis of the recorded investment in impaired loans under SFAS No. 114 at December 31:

                                                              2001                2000
                                                         ---------------   ----------------
                                                                   (In thousands)

Total loans past due 90 days or more                   $         1,106   $          456
Less loans on  accrual  status  (adequately
    secured and probable of collection)                           (904)              (1)
                                                         ---------------   ----------------
Non-accrual loans past due 90 days or more                         202              455
Loans current or past due less than 90 days
    for which interest payments are being
    applied to reduce principal /(1)/                              308              207
                                                         ---------------   ----------------

Total recorded investment in impaired loans            $           510   $          662
                                                         ===============   ================

/(1)/ The recorded investments in these impaired loans have been reduced by cumulative interest payments of $30,000 and $98,000 at December 31, 2001 and 2000, respectively.

       The Company's impaired loans at December 31, 2001 and 2000 were real estate secured loans with collateral values in excess of the recorded investments. Accordingly, allowances for impairment losses were not required under SFAS No. 114. The Company's average recorded investment in impaired loans was $474,000 in 2001 and $1,026,000 in 2000.

       Interest contractually due during the respective years on loans considered impaired at December 31 totaled $65,000 in 2001 and $100,000 in 2000. The portion of the 2001 and 2000 amounts actually collected was $50,000 and $87,000, respectively, most of which was applied to reduce principal balances. No interest income was recorded on impaired loans in 2001 and 2000 while such loans were considered to be impaired.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            December 31,2001 and 2000

(5)    PREMISES AND EQUIPMENT

       Premises and equipment are summarized as follows at December 31:

                                               2001                2000
                                           --------------     ----------------
                                                     (In thousands)

Land                                   $             695  $            695
Buildings and improvements                         1,979             1,959
Furniture and equipment                            2,816             2,653
Vehicles                                             196               174
                                           --------------     ----------------
Total                                              5,686             5,481

Less accumulated depreciation and
    amortization                                   2,771             2,782
                                           --------------     ----------------

Premises and equipment, net            $           2,915  $          2,699
                                           ==============     ================

(6)    TIME DEPOSITS

       The following is a summary of time deposits by remaining period to contractual maturity at December 31:

                                               2001                2000
                                           --------------     ----------------
                                                     (In thousands)

90 days or less                        $        12,122    $          9,984
91 to 180 days                                   9,291               6,472
181 days to one year                            13,077              11,176
                                           --------------     ----------------
Total one year or less                          34,490              27,632

Over one year, less than two years               7,917               4,882
Over two years, less than three years            4,458               4,149
Over three years, less than four years           4,592               1,665
Over four years, less than five years            4,026               3,047
                                           --------------     ----------------

Total time deposits                    $        55,483    $         41,375
                                           ==============     ================

       Time deposits of $100,000 or more aggregated $12,122,000 and $9,773,000 at December 31, 2001 and 2000, respectively.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            December 31,2001 and 2000

(7) BORROWINGS UNDER SECURITIES REPURCHASE AGREEMENTS AND FEDERAL HOME LOAN BANK ADVANCES

       Information concerning borrowings under securities repurchase agreements follows as of and for the years ended December 31:

                                                          2001          2000
                                                       ---------     ---------
                                                        (Dollars in thousands)

Repurchase agreement borrowings:
   At year end                                     $     8,041     $     6,562
   Average for the year                                  7,753           5,734
   Maximum outstanding at any month end                  9,086           7,172
Fair value of collateral securities at year end          8,101           6,583
Weighted average interest rates on borrowings:
   At year end                                            1.34%           2.03%
   Average for the year                                   1.78            2.30

       The repurchase agreement borrowings at December 31, 2001 mature within three months. Interest expense on securities repurchase agreements was $138,000 in 2001 and $132,000 in 2000.

       As a member of the FHLB of Boston, the Bank may borrow funds subject to certain limitations. Borrowings are secured by the Bank's investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged. The Bank's FHLB borrowing capacity in the form of advances and borrowings under a short-term line of credit was $9,314,000 at December 31, 2001. FHLB advances of $2,000,000 were outstanding at December 31, 2000 (none at December 31, 2001). Interest expense on FHLB advances was $6,000 in 2001 and $259,000 in 2000.

(8)    INCOME TAXES

       The components of income tax expense are as follows for the years ended December 31:

                                          2001                2000
                                      --------------     ----------------
                                                (In thousands)

Federal:
   Current                            $       770        $      1,071
   Deferred                                     9                (112)
                                      --------------     ----------------
                                              779                 959
                                      --------------     ----------------
State:
   Current                                    190                 222
   Deferred                                     1                 (16)
                                      --------------     ----------------
                                              191                 206
                                      --------------     ----------------

Total income tax expense              $       970        $      1,165
                                      ==============     ================

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            December 31,2001 and 2000

       The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

                                                        2001             2000
                                                    -----------     ------------
                                                           (In thousands)

Income tax at federal statutory rate            $        840    $        1,002
State income tax, net of federal tax benefit             126               136
Other                                                      4                27
                                                    -----------     ------------

Actual income tax expense                       $        970    $        1,165
                                                    ===========     ============

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

                                                     2001             2000
                                                ------------     ------------
                                                        (In thousands)

Deferred tax assets:
   Allowance for loan losses                $       579      $       543
   Interest on non-accrual loans                    227              211
   Net unrealized loss on securities
      available for sale                             --               15
   Other deductible temporary differences            60               79

                                                ------------    ------------
                                                    866              848
                                                ------------    ------------

Deferred tax liabilities:
   Net unrealized gain on securities
      available for sale                             93               --
   Other taxable temporary differences               63               20
                                                ------------    ------------
                                                    156               20
                                                ------------    ------------

Net deferred tax assets                       $     710      $       828
                                                ============    ============

       Based on the Company's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's deferred tax assets will be realized.

(9)    COMMITMENTS AND CONTINGENCIES

       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       The Company is a party to lending-related financial instruments that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loan amounts recognized in the consolidated statements of condition. At December 31, 2001 and 2000, outstanding loan commitments under unused lines of credit were $15,317,000 and $16,617,000, respectively, and outstanding letters of credit were $1,595,000 and $97,000, respectively. Unused lines of credit are legally binding agreements to lend a customer as long as there is no violation of any condition

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.

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

       LEASE COMMITMENTS

       The Company was obligated under various operating leases for office space at December 31, 2001. The leases include various renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under these operating leases was $325,000 in 2001 and $281,000 in 2000. At December 31, 2001,
       the future minimum rental payments under operating leases, excluding renewal option periods, were $336,000 for 2002; $320,000 for 2003; $290,000 for 2004; $208,000 for 2005; and $66,000 for 2006.

       LEGAL PROCEEDINGS

       In the normal course of business, the Company is involved in various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Company's financial condition, results of operations or liquidity.

(10)   STOCKHOLDERS' EQUITY

       REGULATORY CAPITAL REQUIREMENTS

       The Bank is subject to FDIC regulations that require a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bancorp's consolidated regulatory capital must satisfy similar requirements established by the FRB for bank holding companies.

       Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

       The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       and classifications are also subject to qualitative judgements by the regulators about capital components, risk weightings and other factors.

       Management believes that, as of December 31, 2001 and 2000, the Bank and the Bancorp met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution. The Bancorp's consolidated capital ratios at December 31, 2001 and 2000 were substantially the same as the Bank's actual ratios set forth below.

                                                                                   FDIC Requirements
                                                                 ------------------------------------------------------
                                                                     Minimum capital              Classification
                                          Bank actual                   adequacy                as well capitalized
                                    -------------------------    ------------------------    --------------------------
                                     Amount         Ratio         Amount         Ratio         Amount         Ratio
                                    ---------     -----------    ----------    ----------    -----------    -----------
                                                                  (Dollars in thousands)
December 31, 2001
Leverage (Tier I) capital       $    17,673             9.6%    $   7,397           4.0%    $      9,247             5.0%
Risk-based capital:
    Tier I                           17,673            14.7         4,799           4.0            7,198             6.0
    Total                            19,177            16.0         9,598           8.0           11,997            10.0

December 31, 2000
Leverage (Tier I) capital       $    16,531            11.1%    $   5,952           4.0%    $      7,440             5.0%
Risk-based capital:
    Tier I                           16,531            15.4         4,307           4.0            6,460             6.0
    Total                            17,880            16.6         8,614           8.0           10,767            10.0

       The Bank's actual Tier I capital represents total stockholders' equity, excluding the after-tax net unrealized gain or loss on securities available for sale. The Bank's actual risk-based capital represents Tier I capital plus the allowance for loan losses up to 1.25% of risk-weighted assets.

       DIVIDENDS

       The Bancorp's ability to pay dividends to its shareholders is largely dependent on the ability of the Bank to pay dividends to the Bancorp. Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years. The Bank's net profits retained in 2001 and 2000 (after cash dividends paid to the Bancorp) totaled $1,768,000.

       The Company's Dividend Reinvestment Plan permits shareholders to automatically reinvest cash dividends in voluntary purchases of new shares of the Company's common stock at the current market price. Shareholders can invest up to $5,000 in additional shares each quarter. A total of 9,529 and 11,045 additional common shares were issued under this plan during 2001 and 2000, respectively.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       STOCK REPURCHASE PLAN

       In December 1999, the Company's Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time in open market and/or privately-negotiated transactions. A total of 76,415 treasury shares were repurchased pursuant to this plan during 2000, at a total cost of $880,000 or an average of $11.52 per share. There were no share repurchases in 2001.

(11)   COMPREHENSIVE INCOME

       Total comprehensive income is reported in the consolidated statements of stockholders' equity and represents the sum of net income and items of "other comprehensive income or loss." The Company's other comprehensive income or loss represents the change during the year in after-tax unrealized gains and losses on securities available for sale.
       Components of other comprehensive income are summarized as follows for the years ended December 31:

                                                                       2001                2000
                                                                  ---------------     ----------------
                                                                            (In thousands)
Net unrealized holding gains arising during
     the year on securities available for sale, net
     of taxes of $108 in 2001 and $200 in 2000                $           167     $            294
Reclassification adjustment for realized losses
     included in net income in 2000, net of taxes
      of $55                                                                -                   81
                                                                  ---------------     ----------------

Other comprehensive income, net of taxes of
     $108 in 2001 and $255 in 2000                            $           167     $            375
                                                                  ===============     ================

       The Company's accumulated other comprehensive income (loss), which is included as a separate component of stockholders' equity, represents the net unrealized gain (loss) of $238,000 and ($37,000) on securities available for sale at December 31, 2001 and 2000, respectively, less related deferred income taxes.

(12)   STOCK COMPENSATION PLANS

       STOCK OPTION PLAN

       The Company's 1996 Incentive and Non-Qualified Stock Plan (the "1996 Plan") provides for the issuance of up to 213,000 shares of the Company's common stock, including outstanding stock options that were granted under the 1986 Incentive and Non-Qualified Stock Plan (the "1986 Plan"). At December 31, 2001, a total of 42,415 options were available for future grants under the 1996 Plan.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       The terms of the 1996 Plan and the 1986 Plan are substantially the same, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2001. Stock options have a ten-year term and an exercise price equal to the fair value of the Company's common stock on the grant date. Options vest immediately, except for options granted to those directors who, on the date of grant, have fewer than five years of service as a director of the Company. Such options become exercisable beginning on the fifth anniversary of the date on which service as a director began.

       Stock option transactions during 2001 and 2000 are summarized as follows:

                                                                           Weighted
                                                   Number of           average exercise
                                                    options                  price
                                                -----------------    ----------------------
Outstanding at December 31, 1999                       139,230            $   12.51
Granted                                                  2,750                12.00
Expired                                                 (1,650)               11.58
                                                -----------------

Outstanding at December 31, 2000                       140,330                12.50
Granted                                                 22,750                14.89
Expired                                                   (495)               14.97
                                                -----------------

Outstanding at December 31, 2001                       162,585            $   12.83
                                                =================

       Substantially all stock options outstanding at December 31, 2001 and 2000 were exercisable at those dates. Outstanding options at December 31, 2001 consisted of 153,235 non-qualified options and 9,350 incentive options with weighted average exercise prices of $13.03 and $9.55, respectively. The weighted average remaining term of outstanding options was 5.4 years at December 31, 2001, with option exercise prices ranging from $9.55 to $18.98.

       The Company accounts for its stock options in accordance with APB Opinion No. 25 and related interpretations. Accordingly, compensation expense is not recognized with respect to fixed stock options that have an exercise price equal to the fair value of the Company's stock on the grant date. On a per share basis, the weighted average estimated fair values of options granted during 2001 and 2000 were $2.09 and $2.05, respectively. These fair values were estimated using the Black Scholes option-pricing model and the following weighted average assumptions: dividend yield of 2.8% in both 2001 and 2000; expected volatility rates of 13.9% in 2001 and 15.0% in 2000; expected option life of six years; and risk-free interest rates of 4.3% in 2001 and 5.1% in 2000. Had the fair value of stock options granted after the effective date of SFAS No. 123 been recognized as compensation expense using the fair-value-based method of accounting, the Company's 2001 net income, basic EPS and diluted EPS would have been $1,479,000, $1.38 and $1.34, respectively ($1,780,000,
       $1.65 and $1.62, respectively, for 2000).

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       RESTRICTED STOCK PLAN

       An initial grant of 11,450 shares of restricted stock was made in January 2002 under the terms of the 2001 Restricted Stock Plan. An equal number of treasury shares has been appropriated to satisfy the awards on the vesting dates. The restricted shares vest 40% in January 2004 and 20% in each of January 2005, 2006 and 2007. The grant-date fair value of the shares awarded amounted to $183,000 and will be recognized as compensation expense on a straight-line basis over the vesting period.

       DIRECTORS COMPENSATION PLAN

       Under the Directors Compensation Plan, non-officer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Directors who elect to receive stock are issued a whole number of shares of stock equal to the amount of their compensation divided by the fair value of the Company's common stock as of the date of each Board meeting. A total of 1,447 shares and 1,515 shares were issued to directors under this plan during 2001 and 2000, respectively.

(13)   EARNINGS PER SHARE

       The following is a summary of the basic and diluted EPS calculations for 2001 and 2000:

                                                                                              Earnings
                                                   Income /(1)/            Shares             per share
                                                ------------------    -----------------    ----------------
                                                          (In thousands, except per share data)
2001
Basic EPS                                    $            1,500                 1,072        $   1.40
Effect of dilutive stock options /(2)/                       --                    31
                                                ------------------    -----------------

Diluted EPS                                  $            1,500                 1,103        $   1.36
                                                ==================    =================

2000
Basic EPS                                    $            1,783                 1,081        $   1.65
Effect of dilutive stock options /(2)/                       --                    17
                                                ------------------    -----------------

Diluted EPS                                  $            1,783                 1,098        $   1.62
                                                ==================    =================

-----------------------------------------
/(1)/ Net income applicable to common stock equaled net income for both
      2001 and 2000.
/(2)/ The effect of dilutive stock options represents the number of common-equivalent shares issuable from the assumed exercise of stock options, computed using the treasury stock method. An average of 39,050 and 55,905 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 2001 and 2000, respectively.

(14)   EMPLOYEE SAVINGS PLAN

       The Company maintains a 401(k) Savings Plan covering substantially all employees. The plan provides for matching contributions by the Company based on a percentage of employee contributions. Total matching contributions by the Company were $64,000 in 2001 and $44,000 in 2000.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(15)   RELATED PARTY TRANSACTIONS

       Loans made to the Company's officers, employees, directors and their associates and affiliated businesses totaled $4,538,000 at December 31, 2001. During 2001, new loans made directly or indirectly to these related parties totaled $740,000 and payments totaled $880,000. These loans were made in the ordinary course of business at prevailing credit terms (including interest rates, collateral and repayment terms), and do not involve more than a normal risk of collection. In addition, two related parties hold participation interests totaling $45,000 at December 31, 2001 in a commercial loan made by the Company in the ordinary course of business. The participation interests carry the same credit terms as the portion of the loan held by the Company.

       In the ordinary course of business, the Company also engages in transactions with companies in which certain Company directors have a business interest. Payments to such companies for commissions, services and materials totaled $10,000 in 2001 and $13,000 in 2000. Management believes that the amounts paid by the Company are reasonable and approximate the amounts that would have been paid to independent third parties.

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

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:

                                                    2001                                 2000
                                       --------------------------------     --------------------------------
                                          Carrying         Estimated          Carrying          Estimated
                                           amount          fair value          amount          fair value
                                       ---------------    -------------     --------------    --------------
                                                                  (In thousands)
Financial assets:
  Cash and cash equivalents            $   24,299         $  24,299         $   11,670        $  11,670
  Securities                               45,128            45,736             33,127           33,052
  Loans, net                              105,539           107,530             99,205           99,228
  FHLB stock                                  466               466                419              419
  Accrued interest receivable               1,075             1,075              1,124            1,124
Financial liabilities:
  Deposits without stated
     maturities                            98,990            98,990             82,577           82,577
  Time deposits                            55,483            56,118             41,375           41,642
  Borrowings                                8,041             8,041              8,562            8,562
  Accrued interest payable                    164               164                143              143
                                       ===============    =============     ==============    ==============

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

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

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

       Fair values of the lines of credit and letters of credit described in note 9 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 2001 and 2000, the fair values of these financial instruments approximated the related carrying amounts, which were not significant.

(17)   RECENT ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 141 requires use of the purchase method to account for all business combinations initiated after June 30, 2001 and specifies criteria that acquired intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment, with impairment losses charged to expense when they occur. Impairment testing is required at least annually, using a two-step approach that involves the estimation of fair values. SFAS No. 142 requires that acquisition-related intangible assets other than goodwill continue to be amortized to expense over their estimated useful lives. The Company has no goodwill or other acquisition-related intangible assets at December 31, 2001 and, accordingly, the adoption of SFAS No. 142 in the first quarter of 2002 is not expected to affect the Company's consolidated financial statements.

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(18)   PARENT COMPANY FINANCIAL INFORMATION

       Set forth below are the Bancorp's condensed statements of condition as of December 31, 2001 and 2000, together with the related condensed statements of income and cash flows for the years then ended.

                                                                                     2001                  2000
                                                                              -------------------   --------------------
                                                                                           (In thousands)

      Condensed Statements of Condition

      Assets:
          Cash                                                            $               152    $              120
          Investment in the Bank                                                       17,819                16,509
          Other                                                                            95                    65
                                                                              -------------------   --------------------

                     Total                                                $            18,066    $           16,694
                                                                              ===================   ====================

      Liabilities and stockholders' equity:
          Liabilities                                                     $               125    $              110
          Stockholders' equity                                                         17,941                16,584
                                                                              -------------------   --------------------

                     Total                                                $            18,066    $           16,694
                                                                              ===================   ====================

      Condensed Statements of Income

      Dividends received from the Bank                                    $               515    $            1,185
      Non-interest expense                                                                190                   115
                                                                              -------------------   --------------------
      Income before income tax benefit and equity in the Bank's
          undistributed earnings                                                          325                 1,070
      Income tax benefit                                                                   75                    45
                                                                              -------------------   --------------------
      Income before equity in the Bank's undistributed earnings                           400                 1,115
      Equity in the Bank's undistributed earnings                                       1,100                   668
                                                                              -------------------   --------------------

      Net income                                                          $             1,500    $            1,783
                                                                              ===================   ====================

                            CORNERSTONE BANCORP, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                                                                                     2001                  2000
                                                                              -------------------   --------------------
                                                                                           (In thousands)

      Condensed Statements of Cash Flows

      Cash flows from operating activities:
          Net income                                                      $             1,500    $            1,783
          Equity in the Bank's undistributed earnings                                  (1,100)                 (668)
          Other adjustments, net                                                          (51)                  123
                                                                              -------------------   --------------------
                     Net cash provided by operating activities                            349                 1,238
                                                                              -------------------   --------------------

      Cash flows from financing activities:
          Dividends paid on common stock                                                 (455)                 (412)
          Purchases of treasury stock                                                       -                  (880)
          Proceeds from issuance of common stock under the
             Dividend Reinvestment Plan                                                   138                   128
                                                                              -------------------   --------------------
                     Net cash used in financing activities                               (317)               (1,164)
                                                                              -------------------   --------------------

      Net increase in cash                                                                 32                    74
      Cash at beginning of year                                                           120                    46
                                                                              -------------------   --------------------

      Cash at end of year                                                 $               152    $              120
                                                                              ===================   ====================