Form 10QSB
period 2002-03-31
CORNERSTONE BANCORP INC
filed 2002-05-15
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

 [_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT of 1934
                        For the transition period from         to

                         Commission file number: 0-25465


                          CORNERSTONE BANCORP, INC./CT
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

             CONNECTICUT                                          06-1524044
  ------------------------------                             ------------------
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

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No______
         ----

The number of shares outstanding of the issuer's common stock as of April 30, 2002 was 1,091,970.

Transitional Small Business Disclosure Format (check one): Yes No X

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 1.  Financial Statements (Unaudited)                                 PAGE
-----------------------------                                             ----

           Consolidated Statements of Condition
           March 31, 2002 and December 31, 2001 .........................  1

           Consolidated Statements of Income
           Three Months Ended March 31, 2002 and March 31, 2001 .........  2

           Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended March 31, 2002 and March 31, 2001 .........  3

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and March 31, 2001 .........  4

           Notes to Consolidated Financial Statements ...................  5-6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
         of Financial Condition and Results of Operations ...............  6-14
         ------------------------------------------------

                           PART II - Other Information

Item 1. Legal Proceedings ...............................................  None
-------------------------

Item 2. Changes in Securities and Use of Proceeds .......................  None
-------------------------------------------------

Item 3. Defaults upon Senior Securities .................................  None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders .............  None
-----------------------------------------------------------

Item 5. Other Information ...............................................  None
-------------------------

Item 6. Exhibits and Reports on Form 8-K ................................  14
----------------------------------------

Signatures ..............................................................  15

                         PART I - Financial Information

Item 1. Financial Statements
----------------------------

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                       March 31,         December 31,
Assets                                                                   2002                2001
                                                                       ---------         ------------
Cash and cash equivalents:
  Cash and due from banks                                             $  6,342            $   8,700
  Federal funds sold                                                    12,307               15,599
                                                                      --------            ---------
            Total cash and cash equivalents                             18,649               24,299
                                                                      --------            ---------
Securities, including collateral of $6,040 at March 31, 2002 and $8,101 at December 31, 2001 for borrowings under
  securities repurchase agreements:
  Available for sale, at fair value                                      8,685                9,779
  Held to maturity, at amortized cost (fair value of $31,943
   at March 31, 2002 and $35,957 at December 31, 2001)                  31,696               35,349
                                                                      --------            ---------
            Total securities                                            40,381               45,128
                                                                      --------            ---------
Loans, net of allowance for loan losses of $1,883
 at March 31, 2002 and $1,848 at December 31, 2001                     111,522              105,539
Accrued interest receivable                                              1,071                1,075
Federal Home Loan Bank stock, at cost                                      521                  466
Premises and equipment, net                                              2,913                2,915
Bank-owned life insurance                                                3,521                  979
Other assets                                                             1,283                1,116
                                                                      --------            ---------
            Total assets                                              $179,861            $ 181,517
                                                                      ========            =========
Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                       $ 38,571            $  33,673
  Money market demand and NOW                                           24,562               35,493
  Regular, club and money market savings                                32,885               29,824
  Time                                                                  58,213               55,483
                                                                      --------            ---------
            Total deposits                                             154,231              154,473
Borrowings under securities repurchase
  agreements and Federal Home Loan Bank advances                         6,024                8,041
Accrued interest payable                                                   136                  164
Other liabilities                                                        1,205                  898
                                                                      --------            ---------
            Total liabilities                                          161,596              163,576
                                                                      --------            ---------
Stockholders' equity:
Common stock, par value $0.01 per share; authorized
  5,000,000 shares; issued 1,155,595 shares at March 31, 2002
  and 1,153,135 shares at December 31, 2001                                 12                   12
Additional paid-in capital                                              11,906               11,816
Retained earnings                                                        7,189                6,848
Treasury stock, at cost (64,965 shares at March 31, 2002 and
  76,415 shares at December 31, 2001)                                     (748)                (880)
Restricted stock                                                          (183)                  --
Accumulated other comprehensive income, net of taxes                        89                  145
                                                                      --------            ---------
            Total stockholders' equity                                  18,265               17,941
                                                                      --------            ---------

            Total liabilities and stockholders' equity                $179,861            $ 181,517
                                                                      ========            =========

See accompanying notes to unaudited consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                             2002             2001
                                                             ----             ----
Interest income:
  Loans                                                   $    2,317       $    2,300
  Securities                                                     554              412
  Federal funds sold                                              50              155
                                                          ----------       ----------
Total interest income                                          2,921            2,867
                                                          ----------       ----------

Interest expense:
  Deposits                                                       805              857
  Borrowings under securities repurchase agreements and
    Federal Home Loan Bank advances                               17               42
                                                          ----------       ----------
    Total interest expense                                       822              899
                                                          ----------       ----------

Net interest income                                            2,099            1,968

Provision for loan losses                                         48               70
                                                          ----------       ----------

Net interest income after provision for loan losses            2,051            1,898
                                                          ----------       ----------

Non-interest income:
  Deposit service charges                                        122              126
  Other                                                          216              102
                                                          ----------       ----------
   Total non-interest income                                     338              228
                                                          ----------       ----------

Non-interest expense:
  Salaries and employee benefits                                 899              742
  Occupancy                                                      183              153
  Furniture and equipment                                         90               99
  Data processing                                                138              135
  Professional fees                                               72               69
  Advertising and promotion                                       42               31
   Other                                                         194              163
                                                          ----------       ----------
   Total non-interest expense                                  1,618            1,392
                                                          ----------       ----------

Income before income tax expense                                 771              734
Income tax expense                                               308              290
                                                          ----------       ----------

Net income                                                $      463       $      444
                                                          ==========       ==========

Earnings per common share (Note B):
     Basic                                                $     0.39       $     0.38
     Diluted                                                    0.37             0.37

Weighted average common shares (Note B):
    Basic                                                  1,186,323        1,174,333
    Diluted                                                1,239,291        1,202,323


See accompanying notes to unaudited consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                         Accumulated
                                                          Additional                                        Other         Total
                                              Common      Paid-in     Retained   Treasury   Restricted  Comprehensive  Stockholders'
                                              Stock       Capital     Earnings   Stock        Stock      Income(Loss)     Equity
                                              -----       ------      --------   -----        -----      ------------  ------------
Balances at January 1, 2001                   $     11    $ 11,657    $  5,818   $   (880)   $     --      $    (22)     $ 16,584

Net income                                                                 444                                                444
Change in net unrealized gain (loss)
  on securities available for sale,
    net of taxes                                                                                                118           118
                                                                                                                         --------
        Total comprehensive income                                                                                            562

Cash dividends ($0.10 per  share)                                         (107)                                              (107)
Shares issued under:
  Dividend Reinvestment Plan                                    31                                                             31
  Directors Compensation Plan                                    5                                                              5
                                              --------    --------    --------   --------    --------      --------      --------

Balances at March 31, 2001                    $     11    $ 11,693    $  6,155   $   (880)   $     --      $     96      $ 17,075
                                              ========    ========    ========   ========    ========      ========      ========

Balances at January 1, 2002                   $     12    $ 11,816    $  6,848   $   (880)   $     --      $    145      $ 17,941

Net income                                                                 463                                                463
Change in net unrealized gain (loss)
  on securities available for sale,
    net of taxes                                                                                                (56)          (56)
                                                                                                                         --------
        Total comprehensive income                                                                                            407

Issuance of restricted stock (11,450 shares)                    51                    132        (183)                         --
Cash dividends ($0.1125 per  share)                                       (122)                                              (122)
Shares issued under:
  Dividend Reinvestment Plan                                    33                                                             33
  Directors Compensation Plan                                    6                                                              6
                                              --------    --------    --------   --------    --------      --------      --------

Balance at March 31, 2002                     $     12    $ 11,906    $  7,189   $   (748)   $   (183)     $     89      $ 18,265
                                              ========    ========    ========   ========    ========      ========      ========

See accompanying notes to unaudited consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       ------------------------
                                                                                         2002             2001
                                                                                         ----             ----
Cash flows from operating activities:
  Net income                                                                          $     463        $    444
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                             131              88
  Provision for loan losses                                                                  48              70
  Decrease in accrued interest receivable                                                     4             137
  (Increase) decrease in other assets                                                      (167)             99
  Increase (decrease) in accrued interest payable                                           (28)              2
  Increase in other liabilities                                                             307             185
  Other adjustments, net                                                                     40              (7)
                                                                                      ---------        --------
  Net cash provided by operating activities                                                 798           1,018
                                                                                      ---------        --------

Cash flows from investing activities:
  Proceeds from maturities and calls of securities available for sale                       909           9,010
  Proceeds from maturities and calls of securities held to maturity                       3,709           2,524
  Purchases of bank-owned life insurance                                                 (2,542)           (353)
  Disbursements for loan originations less principal repayments                          (6,030)           (540)
  Purchases of Federal Home Loan Bank Stock                                                 (55)            (47)
  Purchases of premises and equipment                                                       (91)            (69)
                                                                                      ---------        --------
        Net cash provided by (used in) investing activities                              (4,100)         10,525
                                                                                      ---------        --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                      (242)         11,951
  Net decrease in borrowings under securities repurchase
   agreements and Federal Home Loan Bank advances                                        (2,017)         (2,509)
  Dividends paid on common stock                                                           (122)           (107)
  Proceeds from issuance of common stock under the Dividend Reinvestment Plan                33              31
                                                                                      ---------        --------
        Net cash provided by (used in) financing activities                              (2,348)          9,366
                                                                                      ---------        --------

Net increase (decrease) in cash and cash equivalents                                     (5,650)         20,909

Cash and cash equivalents at beginning of period                                         24,299          11,670
                                                                                      ---------        --------
Cash and cash equivalents at end of period                                            $  18,649        $ 32,579
                                                                                      =========        ========
Supplemental information:
      Interest payments                                                               $     850        $    897
      Income tax payments                                                                   319             313
                                                                                      =========        ========

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
--------------------------------------------------------
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the "Bank") and the Bank's subsidiary Cornerstone Business Credit, Inc. ("CBC"), collectively the "Company." The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates, as a result of changing conditions and future events. An estimate that is particularly critical and susceptible to significant near-term change is the allowance for loan losses. The interim results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or for any other interim period.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2001.

Prior period amounts are reclassified, whenever necessary, to conform to the current period presentation.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Shares of restricted stock are considered outstanding common shares and included in the computation of basic EPS when they become vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options or unvested restricted stock) were exercised or otherwise resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method. For the three month periods ended March 31, 2002 and 2001, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

     On March 20, 2002, the Board of Directors declared, at its regularly scheduled meeting, a 10% common stock dividend. The stock dividend will be distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002. As a result of the stock dividend, earnings per share data presented herein for the quarters ended March 31, 2002 and 2001 has been adjusted to reflect the increase in average shares outstanding.

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

NOTE D - ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 141 requires use of the purchase method to account for all business combinations; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment, with impairment losses charged to expense when they occur. Amortization of goodwill (including goodwill recorded in prior acquisitions) ceases upon adoption of SFAS No. 142, which, for calendar year-end entities such as the Company, was on January 1, 2002. SFAS No. 142 also requires acquisition-related intangible assets other than goodwill to continue to be amortized to expense over their estimated useful lives. The Company had no goodwill or other acquisition-related intangible assets at January 1, 2002 and March 31, 2002 and, accordingly, the adoption of SFAS No. 142 did not affect the Company's consolidated financial statements.

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

FINANCIAL CONDITION


General

     Total assets decreased to $179,861 at March 31, 2002 from $181,517 at December 31, 2001, a decrease of $1,656 (or 1%). Decreases in cash and cash equivalents of $5,650 and total securities of $4,747 were partially offset by increases in net loans of $5,983 and bank-owned life insurance of $2,542. While deposits remained virtually unchanged during the first quarter of 2002, the reduction of borrowings under repurchase agreements of $2,017 was funded principally from the reduction in cash and cash equivalents.


Loans

     The net loan portfolio increased to $111,522 at March 31, 2002 from $105,539 at December 31, 2001, an increase of $5,983 (or 6%). The increase in the loan portfolio in the first three months of 2002 reflected increases in all loan types. The increase in construction loans is attributable to a combination of new loan growth and advances funded on the existing portfolio. Increased residential loans is primarily attributable to the origination of three loans for more than $500 each.

     Major classifications of loans at March 31, 2002 and December 31, 2001 were as follows:

                                                                               Dollar     Percent
                                      March 31, 2002    December 31, 2001      Change     Change
                                      --------------    -----------------      ------     ------
Loans secured by real estate:
     Residential                          $  44,164            $  42,740     $   1,424       3%
     Non-residential                         45,224               44,593           631       1
     Construction                             8,429                5,479         2,950      54
Commercial loans                             13,059               12,157           902       7
Consumer and other loans                      2,491                2,368           123       5
                                          ---------            ---------    ----------

Total principal balances                    113,367              107,337         6,030       6
Allowance for loan losses                    (1,883)              (1,848)           35       2
Deferred loan costs, net                         38                   50           (12)    (24)
                                          ---------            ---------    ----------
Total loans, net                          $ 111,522            $ 105,539     $   5,983      6%
                                          =========            =========    ==========

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

     The following table sets forth information with respect to non-performing loans at the dates indicated.

                                                   March 31, 2002        December 31, 2001
                                                  ----------------      -------------------
Loans on nonaccrual status:
   Loans secured by real estate                      $   149                $   202
                                                    --------                -------
Loans on accrual status:
   Loans secured by real estate                          435                    737
   Commercial loans                                      193                    133
   Consumer and other loans                               30                     34
                                                    --------                -------
                                                         658                    904
                                                    --------                -------

Total loans past due 90 days or more                     807                  1,106

Loans current or past due less than 90 days
for which interest payments are being applied
to reduce principal balances:
     Loans secured by real estate                        300                    308
                                                    --------                -------

Total non-performing loans                           $ 1,107                $ 1,414
                                                    ========                =======

Ratio of total non-performing loans to
total loans outstanding                                 0.98%                  1.32%

     During the first quarter of 2002, $308 of the $737 accruing loans secured by real estate past due greater than 90 days at December 31, 2001 were paid-off.
In April 2002, $423 of the $435 accruing loans secured by real estate past due greater than 90 days at March 31, 2002 were paid-off.

     During the quarter ended March 31, 2002, the Bank recovered all principal and other amounts due on four non-accrual loans to one borrower. This recovery resulted in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income.

     The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                                 Three Months Ended
                                                      March 31,
                                           ------------------------------
                                             2002                  2001
                                             ----                  ----
Balance at beginning of period             $  1,848              $  1,589
Provision for loan losses                        48                    70
Charge-offs                                     (14)                   --
Recoveries                                        1                    93
                                           --------              --------
Balance at end of period                   $  1,883              $  1,752
                                           ========              ========

Ratio of allowance for loan losses
 to total loans at end of period              1.66%                  1.72%
                                           ========              ========

     During the quarter ended March 31, 2001, the Bank recovered $90 with respect to a consumer loan that had been charged off in November 1990.

Securities

     Total securities decreased to $40,381 at March 31, 2002 from $45,128 at December 31, 2001, a decrease of $4,747 (or 11%). The decrease in the securities portfolio was primarily due to cash flows from security maturities, securities called prior to maturity in the available for sale and the held to maturity portfolios, and mortgage-backed security principal payments. The proceeds from the associated cash flows were used to fund loan portfolio growth.

     The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated.

                                                        March 31, 2002                      December 31, 2001
                                                -----------------------------         ----------------------------
                                                Amortized              Fair           Amortized             Fair
                                                  Cost                Value              Cost              Value
                                                ---------           ---------         ---------          ---------
Available for sale
------------------
U.S. Government Agency securities               $   8,537           $   8,685         $   9,541          $   9,779
                                                =========           =========         =========          =========

Held to maturity
----------------
U.S. Government Agency securities                  31,621              31,868            35,274             35,882
Other                                                  75                  75                75                 75
                                                ---------           ---------         ---------          ---------
                                                   31,696              31,943            35,349             35,957
                                                ---------           ---------         ---------          ---------

Total debt securities                           $  40,233           $  40,628         $  44,890          $  45,736
                                                =========           =========         =========          =========

Deposits

     Deposits are the primary source of funds for the Company. Deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit (time deposits). Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company's market area. The Company does not accept brokered deposits.

     The following table indicates the composition of deposits at the dates indicated.

                                                                                       Dollar       Percent
                                              March 31, 2002     December 31, 2001     Change        Change
                                              --------------     -----------------     ------        ------
Demand deposits (non-interest bearing)          $  38,571           $  33,673         $ 4,898          15%
Money market demand and NOW accounts               24,562              35,493         (10,931)        (31)
Regular, club and money market savings             32,885              29,824           3,061          10
Time deposits                                      58,213              55,483           2,730           5
                                                ---------           ---------         -------
Total                                           $ 154,231           $ 154,473         $  (242)         --%
                                                =========           =========         =======

     Increases in demand, regular, club, money market savings and time deposits were offset by a decline in money market demand and NOW accounts. During the quarter, one deposit account with a balance of approximately $10,700 was closed out as a money market demand account and reopened as a demand deposit. Subsequently, approximately $6,800 was withdrawn from the account. This activity accounted for a majority of the fluctuation in demand deposits and money market demand and NOW accounts. During the quarter, competitive rates offered by the Bank resulted in an influx of approximately $5,100 in 91-180 day time deposits. This increase was partially offset by the withdrawal of approximately

$3,800 in 12-17 month time deposits. Certificates of deposit in denominations of $100 or more were $14,205 at March 31, 2002 compared to $12,122 at December 31, 2001, an increase of $2,083 (or 17%).

Liquidity and Capital Resources

     At March 31, 2002, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $21,495. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other marketable securities (non-U.S. agency securities) to deposits and short-term liabilities. The primary liquidity ratio at March 31, 2002 was 11.88%. The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months. The Bank's secondary liquidity ratio at March 31, 2002 was 33.79%. The Company's internal guideline is to maintain a secondary liquidity ratio of 20% or more.

     Net cash provided by operating activities was $798 for the three months ended March 31, 2002 as compared to $1,018 for the three months ended March 31, 2001. Compared to the first three months of 2001, cash used in investing activities increased $14,625, primarily due to cash used to fund increased loan disbursements, a decrease in cash provided by the proceeds from maturities and calls of securities held to maturity and securities available for sale, and cash used for purchases of bank-owned life insurance. Cash of $2,348 was used in financing activities for the three months ended March 31, 2002, compared to cash of $9,366 provided for the year-ago quarter, primarily due to differing cash flows from deposits during the two quarters. Cash and cash equivalents decreased $5,650 for the three months ended March 31, 2002.

     At March 31, 2002, the Company had outstanding loan commitments under unused lines of credit approximating $17,588 and outstanding letters of credit approximating $1,595.

     At March 31, 2002 and December 31, 2001, the Company's consolidated leverage capital ratio was 10.1% and 9.6%, respectively. At March 31, 2002 and December 31, 2001, the Company's consolidated Tier 1 risk-based capital ratio was 14.2% and 14.8%, respectively. The Company's consolidated total risk-based capital ratio at March 31, 2002 and December 31, 2001 was 15.4% and 16.1%, respectively. The Bank's regulatory capital ratios at these dates were substantially the same as these consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

Accounting Policies

     The Company's significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements, included in the 2001 Annual Report on Form 10-KSB. These policies include the allowance for loan losses which management deems to be an accounting policy that is critical to the Company's financial results. This policy is critical due to the high degree of judgement involved, the subjectivity of the assumptions utilized, and the potential for changes in the necessary allowance as a result of changing conditions and future events. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on a variety of factors, including changes in economic and real estate market conditions, particularly in Southwestern Fairfield County, Connecticut.

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001

     Net Income. Net income was $463 for the three months ended March 31, 2002 compared to $444 for the three months ended March 31, 2001, an increase of $19 (or 4%). Diluted earnings per common share were $0.37 for the three months ended March 31, 2002 and 2001 based on weighted average shares outstanding of 1,239,291 and 1,202,323, respectively (both adjusted for the shares to be issued in the recently-announced 10% stock dividend). The annualized return on average common stockholders' equity was 10.25% and 10.45% for the three months ended March 31, 2002 and March 31, 2001, respectively. The annualized return on average assets was 1.03% for the three months ended March 31, 2002 and 1.18% for the three months ended March 31, 2001.

     Higher net income for the three months ended March 31, 2002 was principally due to increased net interest and non-interest income, substantially offset by increased non-interest expense.

     Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

     Net interest income was $2,099 for the three months ended March 31, 2002 compared to $1,968 for the three months ended March 31, 2001, an increase of $131 (or 7%). As discussed earlier in this report, during the quarter ended March 31, 2002, the Bank recognized interest income of $175 due to the recovery of interest previously applied against principal on four non-accrual loans to one borrower. This one-time recovery was the primary contributor to the increase in net interest income for the quarter ended March 31, 2002 compared to March 31, 2001.

     The average yield on interest-earning assets decreased 117 basis points for the three months ended March 31, 2002 compared to March 31, 2001, while the average rate paid on interest-bearing liabilities decreased 94 basis points. These changes resulted in a 58 basis point decrease in the net interest margin for the three months ended March 31, 2002 compared to March 31, 2001. During the last three quarters of 2001 and the first quarter of 2002, the prime rate decreased 325 basis points. These decreases directly impacted yields on the Company's variable rate loans tied to the prime rate, as well as the yield on the Company's federal funds sold. To a lesser extent, yields on other maturing interest earning assets declined as a result of the general decline in the level of market interest rates. The smaller decrease in the average rate paid on interest bearing liabilities is due to the fixed rate nature of a large portion of the deposit base and the time lag between changes in market interest rates and time deposit repricings at maturity.

     Interest Income. Average earning assets for the three months ended March 31, 2002 were $166,101 compared to $139,985 for the three months ended March 31, 2001, an increase of $26,116 (or 19%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,921 for the three months ended March 31, 2002 and $2,867 for the three months ended March 31, 2001, representing an increase of $54 (or 2%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended March 31, 2002 were $109,785 compared to $100,047 during the three months ended March 31, 2001, an increase of $9,738 (or 10%). Interest income on loans was $2,317 for the three months ended March 31, 2002 compared to $2,300 for the three months ended March 31, 2001, an increase of $17 (or 1%). Increased loan income primarily reflects the above-mentioned one-time recovery of $175 on non-accrual loans during the quarter ended March 31, 2002. Average loan volume increased during the quarter ended March 31, 2002 compared to March 31, 2001 but, due to the large market decline in prime rate of 4.75% in 2001, interest income (after elimination of the one-time recovery) remained below prior year levels.

     Average investments in securities and federal funds sold were $56,316 for the three months ended March 31, 2002 compared to $39,938 for the three months ended March 31, 2001, an increase of $16,378 (or 41%). Related income increased to $604 for the three months ended March 31, 2002 from $567 for the three months ended March 31, 2001, an increase of $37 (or 7%). Average investments in securities, not including federal funds sold, increased by $15,372 (or 54%) during the three months ended March 31, 2002, while average federal funds sold increased by $1,006 (or 9%). The increase in income from securities was due to the increased volume of securities. The reduction in federal funds income was due to the drop in market interest rates.

     Interest Expense. Interest expense was $822 for the three months ended March 31, 2002 compared to $899 for the three months ended March 31, 2001, a decrease of $77 (or 9%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended March 31, 2002 were $126,425 compared to $101,806 during the three months ended March 31, 2001, an increase of $24,319 (or 24%). Although the volume of deposits grew during the three months ended March 31, 2002 compared to March 31, 2001, interest expense decreased due to the general decline in market interest rates, which overshadowed the additional interest expense resulting from the increased volume of deposits.

     Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The allowance for loan losses is also adjusted for charge-offs and recoveries. The provision for loan losses decreased to $48 for the three months ended March 31, 2002 from $70 for the three months ended March 31, 2001.

     At March 31, 2002, the Company had $1,107 of non-performing loans, including $149 of non-accrual loans and $658 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $300 at March 31, 2002. At December 31, 2001, the Company had $1,414 of non-performing loans, including $202 of non-accrual loans and $904 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $308 at December 31, 2001.

     Non-interest Income. Non-interest income was $338 for the three months ended March 31, 2002 compared to $228 for the three months ended March 31, 2001, an increase of $110 (or 48%). During the first quarter of 2002, the Bank recognized a gain of $76 from the sale of qualified loans to the Small Business Administration through its subsidiary, CBC. CBC began operations in the third quarter of 2001 and is engaged in the origination, sale and servicing of the guaranteed portion of loans to the Small Business Administration.

     Non-interest Expense. Total non-interest expense was $1,618 for the three months ended March 31, 2002 and $1,392 for the three months ended March 31, 2001, an increase of $226 (or 16%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:



                                                Three Months Ended        Increase (Decrease)
                                                     March 31,               2002 vs 2001
                                                ------------------      ----------------------
Category                                         2002        2001       $ Change      % Change
                                                 ----        ----       --------      --------
Salaries and employee benefits                  $  899      $  742        $157           21%
Occupancy                                          183         153          30           20
Furniture and equipment                             90          99          (9)          (9)
Data processing                                    138         135           3            2
Professional fees                                   72          69           3            4
Advertising and promotion                           42          31          11           35

Other                                              194         163          31           19
                                                ------      ------        ----
Total non-interest expense                      $1,618      $1,392        $226           16%
                                                ======      ======        ====

     The increase in salaries and employee benefits was due to the addition of five employees and associated benefits, as well as restricted stock expense of $9 for the first quarter of 2002. The increases in occupancy and other non-interest expenses primarily relate to the general increase in expenses resulting from the opening of the East Avenue, Norwalk business development office and Westport branch in 2001.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $164 (or 5%) in the first quarter of 2002 compared to the same period in 2001:

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
Category                                                 2002             2001
                                                         ----             ----
Salaries and employee benefits                          27.59%           23.97%
Occupancy                                                5.62             4.94
Furniture and equipment                                  2.76             3.20
Data processing                                          4.23             4.36
Professional fees                                        2.21             2.23
Advertising and promotion                                1.29             1.00
Other                                                    5.95             5.28
                                                        -----            -----
Total non-interest expense                              49.65%           44.98%
                                                        =====            =====


     Income Taxes. The provision for income taxes increased to $308 for the three months ended March 31, 2002 from $290 for the three months ended March 31, 2001, an increase of $18 (or 6%). The increase in income taxes was primarily due to the 5% increase in pre-tax income.


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits: None

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            CORNERSTONE BANCORP, INC.
                            -------------------------
                                  (Registrant)

DATE: May 14, 2002                         /s/ Merrill J. Forgotson
------------------                         ------------------------------
                                           Merrill J. Forgotson
                                           President and Chief Executive Officer

DATE: May 14, 2002                         /s/ Ernest J. Verrico, Sr.
------------------                         ------------------------------
                                           Ernest J. Verrico, Sr.
                                           Vice President and Chief
                                           Financial Officer