Form 10QSB
period 2002-06-30
CORNERSTONE BANCORP INC
filed 2002-08-14
CIK 1079385

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                                 -------------

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT of 1934
                        For the transition period from           to

                        Commission file number: 0-25465



                          CORNERSTONE BANCORP, INC./CT
       (Exact name of small business issuer as specified in its charter)

            CONNECTICUT                                  06-1524044
------------------------------------       ------------------------------------
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


The number of shares outstanding of the issuer's common stock as of July 31, 2002 was 1,204,394.

Transitional Small Business Disclosure Format (check one): Yes____   No  X
                                                                        ---

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item 1. Financial Statements (Unaudited)
----------------------------

                                                                                                                        PAGE
                                                                                                                        ----
         Consolidated Statements of Condition
         June 30, 2002 and December 31, 2001 ....................................................................           1

         Consolidated Statements of Income
         Three Months Ended June 30, 2002 and June 30, 2001 .....................................................           2

         Consolidated Statements of Income
         Six Months Ended June 30, 2002 and June 30, 2001 .......................................................           3

         Consolidated Statements of Changes in Stockholders' Equity
         Six Months Ended June 30, 2002 and June 30, 2001 .......................................................           4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and June 30, 2001 .......................................................           5

         Notes to Consolidated Financial Statements .............................................................           6

Item 2.  Management's Discussion and Analysis
---------------------------------------------
         of Financial Condition and Results of Operations .......................................................       7- 17
         ------------------------------------------------

                                                PART II - Other Information

Item 1. Legal Proceedings .......................................................................................        None
-------------------------

Item 2. Changes in Securities and Use of Proceeds ...............................................................        None
-------------------------------------------------

Item 3. Defaults upon Senior Securities .........................................................................        None
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders .....................................................          17
-----------------------------------------------------------

Item 5. Other Information .......................................................................................        None
-------------------------

Item 6. Exhibits and Reports on Form 8-K ........................................................................          18
----------------------------------------

Signatures ......................................................................................................          19

                         PART I - Financial Information

Item 1. Financial Statements

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                 June 30,   December 31,
Assets                                                                             2002         2001
                                                                                  -----        ----
Cash and cash equivalents:
  Cash and due from banks                                                       $  12,459    $   8,700
   Federal funds sold                                                              16,700       15,599
                                                                                ---------    ---------
            Total cash and cash equivalents                                        29,159       24,299
                                                                                ---------    ---------
Securities, including collateral of $5,977 at June 30, 2002
  and $8,101 at December 31, 2001 for borrowings under
  securities repurchase agreements:
  Available for sale, at fair value                                                 7,724        9,779
  Held to maturity, at amortized cost (fair value of $30,732
    at June 30, 2002 and $35,957 at December 31, 2001)                             29,946       35,349
                                                                                ---------    ---------
            Total securities                                                       37,670       45,128
                                                                                ---------    ---------

Loans, net of allowance for loan losses of $1,949
  at June 30, 2002 and $1,848 at December 31, 2001                                118,982      105,539
Accrued interest receivable                                                         1,072        1,075
Federal Home Loan Bank stock, at cost                                                 521          466
Premises and equipment, net                                                         2,904        2,915
Bank-owned life insurance                                                           5,003          979
Other assets                                                                        1,419        1,116
                                                                                ---------    ---------
              Total assets                                                      $ 196,730    $ 181,517
                                                                                =========    =========
Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand (non-interest bearing)                                                 $  49,757    $  33,673
  Money market demand and NOW                                                      31,747       35,493
  Regular, club and money market savings                                           33,074       29,824
  Time                                                                             56,253       55,483
                                                                                ---------    ---------
            Total deposits                                                        170,831      154,473

Borrowings under securities repurchase agreements                                   5,928        8,041
Accrued interest payable                                                              116          164
Other liabilities                                                                   1,201          898
                                                                                ---------    ---------
            Total liabilities                                                     178,076      163,576
                                                                                ---------    ---------

Stockholders' equity:
Common stock, par value $0.01 per share; authorized
   5,000,000 shares; issued 1,275,855 shares at June 30, 2002
   and 1,153,135 shares at December 31, 2001                                           13           12
Additional paid-in capital                                                         13,898       11,816
Retained earnings                                                                   5,560        6,848
Treasury stock, at cost (71,461 shares at June 30, 2002
   and 76,415 shares at December 31, 2001)                                           (749)        (880)
Restricted stock                                                                     (183)           -
Accumulated other comprehensive income, net of taxes                                  115          145
                                                                                ---------    ---------
    Total stockholders' equity                                                     18,654       17,941
                                                                                ---------    ---------

Total liabilities and stockholders' equity                                      $ 196,730    $ 181,517
                                                                                =========    =========


See accompanying notes to unaudited consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                            --------
                                                                      2002            2001
                                                                      ----            ----
Interest income:
  Loans                                                         $     2,244        $    2,379
  Securities                                                            496               297
  Federal funds sold                                                     49               375
                                                                -----------        ----------
Total interest income                                                 2,789             3,051
                                                                -----------        ----------
Interest expense:
  Deposits                                                              731               974
  Borrowngs under securities repurchase agreements                       17                31
                                                                -----------        ----------
            Total interest expense                                      748             1,005
                                                                -----------        ----------

Net interest income                                                   2,041             2,046
Provision for loan losses                                                64                39
                                                                -----------        ----------

Net interest income after provision for loan losses                   1,977             2,007
                                                                -----------        ----------

Non-interest income:
 Deposit service charges                                                123               123
 Gain on sales of loans                                                 136                 -
 Bank-owned life insurance                                               42                 -
 Other                                                                  223               108
                                                                -----------        ----------
            Total non-interest income                                   524               231
                                                                -----------        ----------

Non-interest expense:
   Salaries and employee benefits                                       967               812
   Occupancy                                                            194               133
   Furniture and equipment                                               96                96
   Data processing                                                      140               191
   Professional fees                                                     99                68
   Other                                                                285               300
                                                                -----------        ----------
            Total non-interest expense                                1,781             1,600
                                                                -----------        ----------

Income before income tax expense                                        720               638
Income tax expense                                                      288               245
                                                                -----------        ----------

Net income                                                      $       432        $      393
                                                                ===========        ==========

Earnings per common share (Note B):
   Basic                                                        $      0.36        $     0.33
   Diluted                                                             0.35              0.32

Weighted average common shares (Note B):
   Basic                                                          1,189,057         1,177,652
   Diluted                                                        1,228,268         1,218,140

See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                          2002          2001
                                                          ----          ----
Interest income:
  Loans                                                $    4,560    $    4,679
  Securities                                                1,050           709
  Federal funds sold                                           99           530
                                                       ----------    ----------
       Total interest income                                5,709         5,918
                                                       ----------    ----------

Interest expense:
  Deposits                                                  1,536         1,831
  Borrowings under securities repurchase agreements
   and Federal Home Loan Bank advances                         35            73
                                                       ----------    ----------
       Total interest expense                               1,571         1,904
                                                       ----------    ----------

Net interest income                                         4,138         4,014
Provision for loan losses                                     112           109
                                                       ----------    ----------

Net interest income after provision  for loan losses        4,026         3,905
                                                       ----------    ----------

Non-interest income:
  Deposit service charges                                     246           249
  Gain on sales of loans                                      211             -
  Bank-owned life insurance                                    42             -
  Other                                                       364           210
                                                       ----------    ----------
   Total non-interest income                                  863           459
                                                       ----------    ----------

Non-interest expense:
   Salaries and employee benefits                           1,866         1,554
   Occupancy                                                  378           285
   Furniture and equipment                                    186           195
   Data processing                                            278           326
   Professional fees                                          171           137
   Other                                                      520           495
                                                       ----------    ----------
       Total non-interest expense                           3,399         2,992
                                                       ----------    ----------

Income before income tax expense                            1,490         1,372
Income tax expense                                            596           535
                                                       ----------    ----------

Net income                                             $      894    $      837
                                                       ==========    ==========

Earnings per common share (Note B):
   Basic                                               $     0.75    $     0.71
   Diluted                                                   0.73          0.69

Weighted average common shares (Note B):
   Basic                                                1,187,774     1,176,114
   Diluted                                              1,219,999     1,214,301


See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)
                                   (unaudited)

                                                                                                        Accumulated
                                                      Additional                                        Other         Total
                                              Common   Paid-in    Retained    Treasury     Restricted   Comprehensive Stockholders[]
                                              Stock    Capital    Earnings    Stock        Stock        Income(Loss   Equity
                                              ------  ----------  --------    --------     ----------   ------------- --------------
BALANCE, JANUARY 1, 2001                      $   11  $ 11,657    $ 5,818    $   (880)     $     -      $     (22)    $  16,584

Net income                                                            837                                                   837
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                              109           109
                                                                                                                      ---------
        Total comprehensive income                                                                                          946

Cash dividends ($0.19 per share)                                     (228)                                                 (228)
Shares issued in connection with:
  Directors Compensation Plan                               10                                                               10
  Dividend Reinvestment Plan                                71                                                               71
                                              ------  --------    --------   ---------     ----------   -----------   ---------

BALANCE, JUNE 30, 2001                        $   11  $ 11,738    $ 6,427    $   (880)     $     -      $      87     $  17,383
                                              ======  ========    ========   =========     ==========   ===========   =========


BALANCE, JANUARY 1, 2002                      $   12  $ 11,816    $ 6,848    $   (880)     $     -      $     145     $  17,941

Net income                                                            894                                                   894
Change in net unrealized gain (loss)
  on available for sale securities,
    net of taxes                                                                                              (30)          (30)
                                                                                                                      ----------
        Total comprehensive income                                                                                          864

Cash dividends ($0.225 per share)                                    (249)                                                 (249)
Shares issued in connection with:
  Stock dividend                                   1     1,932     (1,933)                                                    -
  Restricted stock grants                                   52                    131         (183)                           -
  Stock option exercises                                    27                                                               27
  Directors Compensation Plan                               10                                                               10
  Dividend Reinvestment Plan                                61                                                               61
                                              ------  --------    --------   ---------     ----------   -----------   ----------

BALANCE, JUNE 30, 2002                        $   13  $ 13,898    $ 5,560    $   (749)     $  (183)     $     115     $  18,654
                                              ======  ========    ========   =========     ==========   ===========   ==========


See accompanying notes to consolidated financial statements.

                    CORNERSTONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                            2002         2001
                                                                            ----         ----
Operating activities:
Net income                                                               $    894    $    837
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                              289         181
   Provision for loan losses                                                  112         109
   Decrease in accrued interest receivable                                      3         188
   Increase in other assets                                                  (303)       (241)
   Increase (decrease) in accrued interest payable                            (48)          7
   Decrease (increase) in other liabilities                                   303         (43)
   Gain on sales of loans                                                    (211)          -
   Income on bank-owned life insurance                                        (42)          -
   Other adjustments, net                                                      55           6
                                                                         --------    --------
   Net cash provided by operating activities                                1,052       1,044
                                                                         --------    --------

Investing activities:
   Proceeds from maturities and calls of securities available for sale      2,000      11,510
   Proceeds from maturities and calls of securities held to maturity        5,309       5,079
   Purchases of securities held to maturity                                     -      (8,610)
   Purchases of bank-owned life insurance                                  (3,982)          -
   Disbursements for loan originations less principal repayments          (15,876)     (4,200)
   Proceeds from sales of loans                                             2,498           -
   Purchases of Federal Home Loan Bank stock                                  (55)        (47)
   Purchases of premises and equipment                                       (175)       (261)
                                                                         --------    --------
        Net cash provided by (used in) investing activities               (10,281)      3,471
                                                                         --------    --------

Financing activities:
   Net increase in deposits                                                16,358      34,911
   Net decrease in borrowings under securities repurchase
     agreements and Federal Home Loan Bank advances                        (2,113)     (1,783)
    Dividends paid on common stock                                           (244)       (213)
    Proceeds from issuance of common stock                                     88          71
                                                                         --------    --------
        Net cash provided by financing activities                          14,089      32,986
                                                                         --------    --------

Net increase in cash and cash equivalents                                   4,860      37,501

Cash and cash equivalents at beginning of period                           24,299      11,670
                                                                         --------    --------

Cash and cash equivalents at end of period                               $ 29,159    $ 49,171
                                                                         ========    ========

Supplemental information:
      Interest payments                                                  $  1,619    $  1,897
      Income tax payments                                                     594         569
                                                                         ========    ========

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the "Bank") and the Bank's subsidiary Cornerstone Business Credit, Inc. ("CBC"), collectively the "Company". The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting only of normal recurring accruals, to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates, as a result of changing conditions and future events. An estimate that is particularly critical and susceptible to significant near-term change is the allowance for loan losses. The interim results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or for any other interim period.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2001.

Prior period amounts are reclassified, whenever necessary, to conform to the current period presentation. All per share data has been adjusted for the effect of the stock dividend described in Note B.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Shares of restricted stock are considered outstanding common shares and included in the computation of basic EPS when they become vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options or unvested restricted stock) were exercised or otherwise resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method. For the three and six month periods ended June 30, 2002 and 2001, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

     On March 20, 2002, the Board of Directors declared, at its regularly scheduled meeting, a 10% common stock dividend. The stock dividend was distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002. An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital. As a result of the stock dividend, earnings per share data presented herein for all periods has been adjusted to reflect the increase in average shares outstanding.

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

NOTE D - RECENT ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections updates, clarifies and simplifies several existing accounting pronouncements. SFAS No. 4 required all gains and losses from early extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company has not engaged in any debt extinguishments, and the other provisions of SFAS No. 145 are not pertinent to its operations.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
(dollars in thousands)

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

FINANCIAL CONDITION

General

     Total assets increased to $196,730 at June 30, 2002 from $181,517 at December 31, 2001, an increase of $15,213 (or 8%). Increases in cash and cash equivalents of $4,860, net loans of $13,443 and bank-owned life insurance of $4,024 were funded by a decrease in total securities of $7,458 and increased deposits of $16,358.

Loans

     The net loan portfolio increased to $118,982 at June 30, 2002 from $105,539 at December 31, 2001, an increase of $13,443. The 13% increase in the loan portfolio in the first six months of 2002 reflected increases in all loan types. Increased residential loans is primarily attributable to the origination of three loans for more than $500 each in the first quarter of 2002 plus one new multi-family residential loan for $2,500 in the second quarter of 2002. Increases in non-residential loans reflect new loan growth and originations of $1,200 in Small Business Administration ("SBA") loans, of which $713 is held for sale at June 30, 2002. The increase in construction loans is primarily attributable to a combination of new loan growth and advances funded on the existing portfolio. Increases in commercial loans primarily represent new loan growth during the first six months of 2002.

     Major classifications of loans at June 30, 2002 and December 31, 2001 were as follows:

                                                                                     Dollar          Percent
                                      June 30, 2002         December 31, 2001        Change          Change
                                      -------------         -----------------        ------          ------
Loans secured by real estate:
     Residential                           $  48,492           $   42,740            $ 5,752           13%
     Non-residential                          46,862               44,593              2,269            5
     Construction                              9,226                5,479              3,747           68
Commercial loans                              13,930               12,157              1,773           15
Consumer and other loans                       2,416                2,368                 48            2
                                           ---------           ----------            -------

Total loans                                  120,926              107,337             13,589           13
Allowance for loan losses                     (1,949)              (1,848)               101            5
Deferred loan costs, net                           5                   50                (45)         (90)
                                           ---------           ----------            -------          ---
Total loans, net                           $ 118,982           $  105,539            $13,443           13%
                                           =========           ==========            =======

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

     The following table sets forth information with respect to non-performing loans at the dates indicated.

                                              June 30, 2002    December 31, 2001
                                              --------------   -----------------

Loans on non-accrual status:
  Loans secured by real estate                      $   447          $  202
                                                    --------         -------
Loans on accrual status:
  Loans secured by real estate                            -             737
  Commercial loans                                      146             133
  Consumer and other loans                               15              34
                                                    --------         -------
                                                        161             904
                                                    --------         -------

Total loans past due 90 days or more                    608           1,106

Loans current or past due less than 90 days
for which interest payments are being applied
to reduce principal balances:
       Loans secured by real estate                      12             308
                                                    --------         -------

Total non-performing loans                          $   620          $1,414
                                                    ========         =======

Ratio of total non-performing loans to
total loans outstanding                                0.52%           1.32%
                                                    ========         =======


     During the six months ended June 30, 2002, the Bank collected all principal and other amounts due on four non-accrual loans to one borrower, resulting in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income. During the first six months of 2002, all of the $737 of accruing loans secured by real estate past due greater than 90 days at December 31, 2001 were paid-off.

   The following table sets forth changes in the allowance for loan losses for the periods indicated.

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                               --------           --------
                                            2002       2001     2002     2001
                                            ----       ----     ----     ----

Balance at beginning of period            $ 1,883    $  1,752 $  1,848  $  1,589
Provision for loan losses                      64          39      112       109
Charge-offs                                     -           -      (14)        -
Recoveries                                      2          95        3       188
                                          -------    -------- --------  --------
Balance at end of period                  $ 1,949    $  1,886 $  1,949  $  1,886
                                          =======    ======== ========  ========


     The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.61% and 314.4% respectively, at June 30, 2002, compared to 1.72% and 130.7%, respectively, at December 31, 2001.

     Recoveries credited to the allowance for loan losses during the six months ended June 30, 2001 included $90 with respect to a consumer loan that had been charged off in 1990 and $81 on a loan that had been charged off in 1997.

Securities

     Total securities decreased to $37,670 at June 30, 2002 from $45,128 at December 31, 2001, a decrease of $7,458 (or 17%). The decrease in the securities portfolio was primarily due to cash flows from security maturities and securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which were ultimately reinvested in the loan portfolio. It is expected that near-term cash flows from the securities portfolio and a portion of overnight federal funds will be used to fund future loan originations.

     The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

                                            June 30, 2002          December 31, 2001
                                            -------------          -----------------
                                                   Estimated                 Estimated
                                      Amortized      Fair       Amortized      Fair
                                        Cost         Value        Cost         Value
                                      ---------    ---------    ---------    ---------
Available for sale
------------------
U.S. Government Agency securities     $   7,532    $   7,724    $   9,541    $   9,779
                                      =========    =========    =========    =========

Held to maturity
----------------
U.S. Government Agency securities     $  29,871    $  30,653    $  35,274    $  35,882
Other                                        75           79           75           75
                                      ---------    ---------    ---------    ---------
                                      $  29,946    $  30,732    $  35,349    $  35,957
                                      =========    =========    =========    =========

Total debt securities                 $  37,478    $  38,456    $  44,890    $  45,736
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

     The following table indicates the composition of deposits at the dates indicated.

                                                                                              Dollar     Percent
                                                    June 30, 2002      December 31, 2001      Change      Change
                                                    -------------      -----------------     --------     -------
Demand deposits (non-interest bearing)                 $   49,757             $ 33,673       $16,084          48%
Money market demand and NOW accounts                       31,747               35,493        (3,746)        (11)
Regular, club and money market savings                     33,074               29,824         3,250          11
Time deposits                                              56,253               55,483           770           1
                                                       ----------             --------       --------        ----

Total                                                  $  170,831             $154,473       $16,358          11%
                                                       ==========             ========       ========        ====


     Increases in demand, regular, club, money market savings and time deposits were partially offset by declines in money market demand and NOW accounts. The increase in demand deposits was primarily related to activity associated with one demand deposit account with a balance of $8,959 at June 30, 2002 (which was closed out as a money market demand account and reopened as a demand deposit in the first quarter of 2002) and an increase in the balances funding cashiers check activity. The Bank expects the deposit balances maintained in these accounts to be temporary in nature. The remaining fluctuation in money market demand and NOW accounts was due to deposits resulting from attorney-related trust activity. Increases in regular, club and money market savings were due to general deposit activity. During the first quarter of 2002, competitive rates offered by the Bank resulted in an influx of approximately $5,100 in 91-180 day time deposits. This increase was partially offset by withdrawal activity resulting from maturities in 12-17 month time deposits during the first six months of 2002. Certificates of deposit in denominations of $100 or more were $14,381 at June 30, 2002 compared to $12,122 at December 31, 2001, an increase of $2,259 (or 19%).

Liquidity and Capital Resources

     At June 30, 2002, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $24,424. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other marketable securities (non-U.S. agency securities) to deposits and short-term liabilities. The primary liquidity ratio at June 30, 2002 was 15.35%. The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months. The Bank's secondary liquidity ratio at June 30, 2002 was 35.55%. The Company's internal guideline is to maintain a primary liquidity ration of 10 to 15% and a secondary liquidity ratio of 20% or more.

     Net cash provided by operating activities was $1,052 for the six months ended June 30, 2002 as compared to $1,044 for the six months ended June 30, 2001. Compared to the first six months of 2001, cash used in investing activities increased $13,752, primarily due to cash used to fund increased loan disbursements, a decrease in cash provided by the proceeds from maturities and calls of securities available for sale, and cash used for purchases of bank-owned life insurance. These factors were partially offset by the effect of securities purchased ($8,610 in 2001 but none in 2002). The decrease in net cash provided by financing activities of $18,897 for the six months ended June 30, 2002, primarily resulted from a decrease in cash provided by deposits. Cash and cash equivalents increased $4,860 for the six months ended June 30, 2002.

     At June 30, 2002, the Company had outstanding loan commitments under unused lines of credit approximating $17,963 and outstanding letters of credit approximating $1,660.

     At June 30, 2002 and December 31, 2001, the Company's consolidated leverage capital ratio was 9.9% and 9.6%, respectively. At June 30, 2002 and December 31, 2001, the Company's consolidated Tier 1 risk-based capital ratio was 13.6% and 14.8%, respectively. The Company's consolidated total risk-based capital ratio at June 30, 2002 and December 31, 2001 was 14.8% and 16.0%, respectively. The Bank's regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

General

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income includes banking service fees and charges, income on bank-owned life insurance, and gains and losses on sales of securities available for sale and loans held for sale. The Company's non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and professional fees. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

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

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

     Net Income. Net income was $432 for the three months ended June 30, 2002 compared to $393 for the three months ended June 30, 2001, an increase of $39 (or 10%). Diluted earnings per common share were $0.35 for the three months ended June 30, 2002 and $0.32 for the three months ended June 30, 2001 based on weighted average shares outstanding of 1,228,268 and 1,218,140, respectively. The annualized return on average common stockholders' equity (R.O.E) was 9.37% and 9.18% for the three months ended June 30, 2002 and June 30, 2001, respectively. The annualized return on average assets was 0.93% for the three months ended June 30, 2002 and 0.92% for the three months ended June 30, 2001.

     Higher net income for the three months ended June 30, 2002 was principally due to an increase in non- interest income, partially offset by increases in non-interest expense and income tax expense.

     Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company's earnings.

     Net interest income was $2,041 for the three months ended June 30, 2002, comparable to the $2,046 reported for the three months ended June 30, 2001. Lower interest rates contributed to declines in both interest income and interest expense, which were partially offset by increases in earning assets and interest-bearing liabilities.

     The average yield on interest-earning assets decreased 103 basis points for the quarter ended June 30, 2002 compared to June 30, 2001, while the average rate paid on interest-bearing liabilities decreased 107 basis points. During the last three quarters of 2001 and the first quarter of 2002, the prime rate decreased 325 basis points. This decrease directly impacted the yields on the Company's variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets which declined as a result of the general decline in the level of market interest rates. This general decline in market interest rates also contributed to the decline in the average rate paid on interest-bearing liabilities. These changes resulted in a 25 basis point decrease in the net interest margin for the quarter ended June 30, 2002 compared to June 30, 2001.

     Interest Income. Average earning assets for the three months ended June 30, 2002 were $171,690 compared to $159,229 for the three months ended June 30, 2001, an increase of $12,461 (or 8%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,789 for the three months ended June 30, 2002 compared to $3,051 for the three months ended June 30, 2001, representing a decrease of $262 (or 9%).

     Loans represent the largest component of interest-earning assets. Average loans outstanding in the three months ended June 30, 2002 were $116,865 compared to $104,693 during the three months ended June 30, 2001, an increase of $12,172 (or 12%). Interest income on loans was $2,244 for the three months ended June 30, 2002 compared to $2,379 for the three months ended June 30, 2001, a decrease of $135 (or 6%). The decrease in loan income primarily reflects the general decline in interest rates occurring during the last three quarters of 2001 and the first quarter of 2002 resulting from a decrease of 325 basis points in the prime rate. This decrease in loan income offset increased income resulting from the growth in loans during the period.

     Average investments in securities and federal funds sold were $51,958 for the three months ended June 30, 2002 compared to $54,536 for the three months ended June 30, 2001, a decrease of $2,578 (or 5%). Related income decreased to $545 for the three months ended June 30, 2002 from $672 for the three months ended June 30, 2001, a decrease of $127 (or 19%). Average investments in securities, not including federal funds sold, increased by $19,923 (or 98%) during the three months ended June 30, 2002. Average federal funds sold decreased by $22,501 (or 66%). The decrease in income from securities and federal funds was due to the general decline in market interest rates during the last three quarters of 2001 and the first quarter of 2002. This decline in the yield on the Company's investment securities and federal funds sold, as well as the decline in the average volume of federal funds, was partially offset by the increased volume of securities as federal funds sold were redeployed into investment securities.

     Interest Expense. Interest expense was $748 for the three months ended June 30, 2002 compared to $1,005 for the three months ended June 30, 2001, a 26% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 2002 were $124,977 compared to $116,084 during the three months ended June 30, 2001, an increase of $8,893 (or 8%). During the last three quarters of 2001 and the first quarter of 2002, the prime rate decreased 325 basis points. The decrease in prime resulted in a decline in the average rate paid on interest-bearing liabilities of 107 basis points for the three months ended June 30, 2002 compared to June 30, 2001. This decrease was partially offset by additional interest expense due to the increase in the volume of deposits.

   Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management's determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower's financial condition, historical and expected ability to make loan payments, and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank's historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $64 for the three months ended June 30, 2002 and $39 for the three months ended June 30, 2001. Loan recoveries were $2 in the quarter ended June 30, 2002 compared to $95 in the second quarter last year (no charge-offs in either period).

   At June 30, 2002, the Company had $620 of non-performing loans, including $447 of non-accrual loans and $161 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $12 at June 30, 2002. At December 31, 2001, the Company had $1,414 of non-performing loans, including $202 of non-accrual loans and $904 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $308 at December 31, 2001.

   Non-interest Income. Non-interest income was $524 for the three months ended June 30, 2002 compared to $231 for the three months ended June 30, 2001, an increase of $293 (or 127%). The increase in other non-interest income is primarily attributed to the increase in loan service charges of $83. During the first six months of 2002, approximately $4,000 in bank-owned life insurance was purchased.

   Non-interest Expense. Total non-interest expense was $1,781 for the three months ended June 30, 2002 and $1,600 for the three months ended June 30, 2001, an increase of $181 (or 11%).

   The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

                                          Three Months Ended              Increase (Decrease)
                                               June 30,                      2002 vs 2001
                                               --------                      ------------
Category                              2002                  2001        $ Change       % Change
                                      ----                  ----        --------       --------
Salaries and employee benefits        $   967              $  812        $ 155            19%
Occupancy                                 194                 133           61            46
Furniture and equipment                    96                  96            -             -
Data processing                           140                 191          (51)          (27)
Other categories                          384                 368           16             4
                                      -------              ------        -----
Total non-interest expense            $ 1,781              $1,600        $ 181            11%
                                      =======              ======        =====

   The increase in salaries and employee benefits includes the addition of four employees and associated benefits since the second quarter of last year, and current-year expense of $48 for the recently-adopted salary continuation plan. The increase in occupancy expense primarily relates to increased rent resulting from the opening of the Bank's business development office on East Avenue in Norwalk in June 2001 and the Bank's Westport branch in November 2001. The lower data processing expense primarily reflects costs incurred during the second quarter of 2001 to complete the conversion of the Bank's core data processing system.

   The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $31 (or 1%) in the second quarter of 2002 compared to the same period in 2001:

                                                   Three Months Ended
                                                        June 30,
                                                        --------
Category                                       2002                 2001
                                               ----                 ----

Salaries and employee benefits                 29.20%               24.74%
Occupancy                                       5.86                 4.05
Furniture and equipment                         2.90                 2.93
Data processing                                 4.23                 5.82
Other categories                               11.60                11.21
                                              ------               ------
Total non-interest expense                     53.79%               48.75%
                                              ======               ======

   Income Taxes. The provision for income taxes increased to $288 for the three months ended June 30, 2002 from $245 for the three months ended June 30, 2001, an increase of $43 (or 18%). The increase in income taxes was primarily due to the 13% increase in pre-tax income.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2002 and June 30, 2001

   Net Income. Net income was $894 for the six months ended June 30, 2002 compared to $837 for the six months ended June 30, 2001, an increase of $57 (or 7%). Diluted earnings per common share were $0.73 for the six months ended June 30, 2002 and $0.69 for the six months ended June 30, 2001 based on weighted average shares of 1,219,999 and 1,214,301, respectively. The annualized return on average common stockholders' equity (R.O.E) was 9.80% and 9.82% for the six months ended June 30, 2002 and June 30, 2001, respectively. The annualized return on average assets was 0.98% for the six months ended June 30, 2002 and 1.04% for the six months ended June 30, 2001.

   Higher net income for the six months ended June 30, 2002 was principally due to increased net interest income and non-interest income, partially offset by increases in non-interest expense and income tax expense.

   Net Interest Income. Net interest income was $4,138 for the six months ended June 30, 2002 compared to $4,014 for the six months ended June 30, 2001, an increase of $124 (or 3%). Decreases in the prime rate during the last three quarters of 2001 and the first quarter of 2002 directly impacted yields on the Company's variable rate loans tied to the prime rate, investment securities and federal funds leading to a decline in the yield on these earning assets. The yield on total earning assets decreased 109 basis points for the six months ended June 30, 2002 compared to June 30, 2001. The decline in market interest rates also affected the interest rate paid on interest bearing-liabilities during the six-month period ended June 30, 2002 compared to June 30, 2001, which decreased 100 basis points. These changes resulted in a 39 basis point decrease in the net interest margin for the six months ended June 30, 2002 compared to June 30, 2001.

   Interest Income. Average earning assets for the six months ended June 30, 2002 were $169,004 compared to $149,607 for the six months ended June 30, 2001, an increase of $19,397 (or 13%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $5,709 for the six months ended June 30, 2002 compared to $5,918 for the six months ended June 30, 2001, representing a decrease of $209 (or 4%).

   Loans represent the largest component of interest-earning assets. Average loans outstanding in the six months ended June 30, 2002 were $113,341 compared to $102,370 during the six months ended June 30, 2001, an increase of $10,971 (or 11%). Interest income on loans was $4,560 for the six months ended June 30, 2002 compared to $4,679 for the six months ended June 30, 2001, a decrease of $119 (or 3%). The 325 basis point decline in prime rate during the last three quarters of 2001 and the first quarter of 2002 contributed to the 111 basis point decline in the yield on loans, but was partially offset by an increase in average loans outstanding during the six months ended June 30, 2002 compared to June 30, 2001.

   Average investments in securities and federal funds sold were $54,156 for the six months ended June 30, 2002 compared to $47,237 for the six months ended June 30, 2001, an increase of $6,919 (or 15%). Related income decreased to $1,149 for the six months ended June 30, 2002 from $1,239 for the six months ended June 30, 2001, a decrease of $90 (or 7%). Average investments in securities, not including federal funds sold, increased by $17,675 (or 72%) during the six months ended June 30, 2002, while average federal funds sold decreased by $10,756 (or 47%). The decrease in income from securities and federal funds was primarily due to the general decline in market interest rates during the last three quarters of 2001 and the first quarter of 2002. While redeployment of federal funds into securities resulted in an increase in income from the securities portfolio for the period ended June 30, 2002 compared to June 30, 2001, this redeployment only partially offset the effect of the general decline in market interest rates and the reduction in the volume of federal funds.

   Interest Expense. Interest expense was $1,571 for the six months ended June 30, 2002 compared to $1,904 for the six months ended June 30, 2001, a decrease of $333 (or 17%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the six months ended June 30, 2002 were $125,528 compared to $108,945 during the six months ended June 30, 2001, an increase of $16,583 (or 15%). Decreased interest expense resulted from a general decline in market interest rates overshadowed the additional expense resulting from the increased time deposits.

   Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management's estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $112 for the six months ended June 30, 2002 and $109 for the six months ended June 30, 2001. Net loan charge-offs were $11 in the six months ended June 30, 2002 and recoveries were $188 in the first half of last year.

   Non-interest Income. Non-interest income was $863 for the six months ended June 30, 2002 compared to $459 for the six months ended June 30, 2001, an increase of $404 (or 88%). The increase in other non-interest income is primarily attributed to the increase in loan service charges of $96. During the first six months of 2002, approximately $4,000 in bank-owned life insurance was purchased.

   Non-interest Expense. Total non-interest expense was $3,399 for the six months ended June 30, 2002 and $2,992 for the six months ended June 30, 2001, an increase of $407 (or 14%).

     The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:


                                      Six Months Ended     Increase (Decrease)
                                          June 30,            2002 vs 2001
                                          --------            ------------
Category                              2002        2001     $Change  %Change
                                      ----        ----     -------  -------

Salaries and employee benefits      $ 1,866     $ 1,554    $   312      20%
Occupancy                               378         285         93      33
Furniture and equipment                 186         195         (9)     (5)
Data processing                         278         326        (48)    (15)
Other categories                        691         632         59       9
                                    -------     -------    -------
Total non-interest expense          $ 3,399     $ 2,992    $   407      14%
                                    =======     =======    =======

     The increase in salaries and employee benefits includes the addition of four employees and associated benefits since the first half of last year, and salary continuation plan expense of $48. The increase in occupancy expense primarily relates to increased rent resulting from the opening of the Bank's business development office on East Avenue in Norwalk in June 2001 and the Bank's Westport branch in November 2001. The lower data processing expense primarily reflects costs incurred during the first half of 2001 to complete the conversion of the Bank's core data processing system.

     The following table summarizes dollar amounts for each category as a percentage of total operating income (interest income plus non-interest income), which increased by $407 (or 14%) in the first six months of 2002 compared to the same period in 2001:

                                            Six Months Ended
                                                June 30,
                                                --------
Category                                    2002         2001
                                            ----         ----

Salaries and employee benefits             28.39%       24.37%
Occupancy                                   5.75         4.47
Furniture and equipment                     2.83         3.06
Data processing                             4.23         5.11
Other categories                           10.52         9.91
                                           -----        -----
Total non-interest expense                 51.72%       46.92%
                                           =====        =====


     Income Taxes. The provision for income taxes increased to $596 for the six months ended June 30, 2002 from $535 for the six months ended June 30, 2001, an increase of $61 (or 11%). The increase in income taxes was primarily due to the 9% increase in pre-tax income.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Bancorp was held on May 15, 2002. At the annual meeting, the shareholders elected Joseph S. Field, Merrill J. Forgotson, J. James Gordon, Courtney A. Nelthropp and Donald Sappern to the Board of Directors of the Bancorp. There were 748,987 votes for and 62,777 votes withheld for Mr. Field, 748,987 votes for and 62,777 votes withheld for Mr. Forgotson, 748,987 votes for and 62,777 votes withheld for Mr. Gordon, 748,987 votes for and 62,777 votes withheld for Mr. Nelthropp and 748,987 votes for and 62,777 votes withheld for Mr. Sappern. All five were elected for terms which expire at the 2005 Annual Meeting of Shareholders. In addition Stanley A.

Levine, Ronald C. Miller, Martin Prince, Patrick Tisano and Dr. Joseph D. Waxberg are currently serving terms which expire at the 2003 Annual Meeting of Shareholders and James P. Jakubek, Joseph A. Maida, Melvin L. Maisel, Norman H. Reader and Paul H. Reader are currently serving terms on the Board of Directors which expire at the 2004 Annual Meeting of Shareholders.

     The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Bancorp's independent auditors for the fiscal year ending December 31, 2002. There were 809,383 votes for, 1,172 votes against and 1,209 abstentions with respect to such ratification.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits: Exhibit 99.1 Certification - Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            CORNERSTONE BANCORP, INC.
                                  (Registrant)

DATE: August 14, 2002                 /s/ Merrill J. Forgotson
     ------------------               ------------------------
                                     Merrill J. Forgotson
                                     President and Chief Executive Officer

DATE: August 14, 2002                 /s/ Ernest J. Verrico
      -----------------               ---------------------
                                     Ernest J. Verrico
                                     Vice President and Chief Financial Officer