Form 10QSB
period 2002-09-30
CORNERSTONE BANCORP INC
filed 2002-11-14
CIK 1079385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-25465

CORNERSTONE BANCORP, INC./CT

(Exact Name of small business issuer as specified in its charter)

Connecticut	06-1524044

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Summer St. , Stamford, Connecticut 06901

(Address of principal executive offices)

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of shares outstanding of the issuer’s common stock as of October 31, 2002 was 1,207,904.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

PART I - Financial Information

Item 1. Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share and per share data)
(unaudited)

	September 30, 2002	December 31, 2001

Assets
Cash and cash equivalents:
Cash and due from banks	$11,118	$8,700
Federal funds sold	17,098	15,599

Total cash and cash equivalents	28,216	24,299

Securities, including collateral of $5,889 at September 30, 2002 and $8,101 at December 31, 2001 for borrowings under securities repurchase agreements:
Available for sale, at fair value	6,730	9,779
held to maturity, at amortized cost (fair value of $29,149 at September 30, 2002
and $35,957 at December 31, 2001)	28,033	35,349

Total securities	34,763	45,128

Loans held for sale	3,532	757
Loans, net of allowance for loan losses of $2,121 at September 30, 2002 and $1,848 at December 31, 2001	118,947	104,782
Accrued interest receivable	1,142	1,075
Federal Home Loan Bank stock, at cost	521	466
Bank premises and equipment, net	2,992	2,915
Bank-owned life insurance	5,056	1,038
Other assets	2,107	1,057

Total assets	$197,276	$181,517

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$43,109	$33,673
Money market demand and NOW	32,093	35,493
Regular, club and money market savings	34,027	29,824
Time	61,280	55,483

Total deposits	170,509	154,473
Borrowings under securities repurchase agreements	5,783	8,041
Accrued interest payable	113	164
Other liabilities	1,808	898

Total liabilities	178,213	163,576

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 5,000,000 shares; issued 1,277,655 shares at September 30, 2002 and 1,153,135 shares at December 31, 2001	13	12
Additional paid-in capital	13,928	11,816
Retained earnings	5,928	6,848
Treasury stock, at cost (71,461 shares at September 30, 2002 and 76,415 shares at December 31, 2001)	(749)	(880)
Restricted stock	(183)	—
Accumulated other comprehensive income, net of taxes	126	145

Total stockholders’ equity	19,063	17,941

Total liabilities and stockholders’ equity	$197,276	$181,517

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,

	2002	2001

Interest income:
Loans	$2,455	$2,222
Securities	460	436
Federal funds sold	57	293

Total interest income	2,972	2,951

Interest expense:
Deposits	726	983
Borrowings under securities repurchase agreements and Federal Home Loan Bank advances	23	40

Total interest expense	749	1,023

Net interest income	2,223	1,928
Provision for loan losses	118	21

Net interest income after provision for loan losses	2,105	1,907

Non-interest income:
Deposit service charges	130	134
Gain on sales of loans	166	—
Bank-owned life insurance	54	—
Other	167	109

Total non-interest income	517	243

Non-interest expense:
Salaries and employee benefits	1,044	854
Occupancy	197	174
Furniture and equipment	98	105
Data processing	142	141
Professional fees	84	84
Other	279	260

Total non-interest expense	1,844	1,618

Income before income tax expense	778	532
Income tax expense	266	208

Net income	$512	$324

Earnings per common share (Note B):
Basic	$0.42	$0.27
Diluted	0.41	0.26
Weighted average common shares (Note B):
Basic	1,205,660	1,180,408
Diluted	1,237,669	1,228,876

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands, except share and per share data)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Interest income:
Loans	$7,015	$6,901
Securities	1,510	1,145
Federal funds sold	156	823

Total interest income	8,681	8,869

Interest expense:
Deposits	2,262	2,814
Borrowings under securities repurchase agreements and Federal Home Loan Bank advances	58	113

Total interest expense	2,320	2,927

Net interest income	6,361	5,942
Provision for loan losses	230	130

Net interest income after provision for loan losses	6,131	5,812

Non-interest income:
Deposit service charges	376	383
Gain on sales of loans	391	—
Bank-owned life insurance	96	—
Other	517	319

Total non-interest income	1,380	702

Non-interest expense:
Salaries and employee benefits	2,910	2,408
Occupancy	575	459
Furniture and equipment	284	300
Data processing	420	467
Professional fees	255	221
Other	799	755

Total non-interest expense	5,243	4,610

Income before income tax expense	2,268	1,904
Income tax expense	862	743

Net income	$1,406	$1,161

Earnings per common share (Note B):
Basic	$1.18	$0.99
Diluted	1.15	0.95
Weighted average common shares (Note B):
Basic	1,193,736	1,177,578
Diluted	1,227,382	1,219,801

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2001	$11	$11,657	$5,818	$(880)	$—	$(22)	$16,584
Net income			1,161				1,161
Change in net unrealized gain (loss) on available for sale securities, net of taxes						188	188
Total comprehensive income							1,349
Cash dividends ($0.29 per share)			(348)				(348)
Shares issued in connection with:
Directors Compensation Plan		13					13
Dividend Reinvestment Plan	1	101					102
BALANCE, SEPTEMBER 30, 2001	$12	$11,771	$6,631	$(880)	$—	$166	$17,700

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2002	$12	$11,816	$6,848	$(880)	$—	$145	$17,941
Net income			1,406				1,406
Change in net unrealized gain (loss) on available for sale securities, net of taxes						(19)	(19)
Total comprehensive income							1,387
Cash dividends ($0.33) per share)			(393)				(393)
Shares issued in connection with:
Stock dividend	1	1,932	(1,933)				—
Restricted stock grants		52		131	(183)		—
Stock option exercises		27					27
Directors Compensation Plan		15					15
Dividend Reinvestment Plan		86					86
BALANCE, SEPTEMBER 30, 2002	$13	$13,928	$5,928	$(749)	$(183)	$126	$19,063

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income	$1,406	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424	277
Provision for loan losses	230	130
Increase in accrued interest receivable	(67)	(25)
Increase in other assets	(1,050)	(533)
Increase (decrease) in accrued interest payable	(51)	18
Increase in other liabilities	910	33
Gain on sales of loans	(391)	—
Income on bank-owned life insurance	(96)	—
Other adjustments, net	154	(9)

Net cash provided by operating activities	1,469	1,052

Investing activities:
Proceeds from maturities and calls of securities available for sale	3,000	12,030
Proceeds from maturities and calls of securities held to maturity	7,192	6,673
Purchases of securities held to maturity	—	(30,957)
Purchases of bank-owned life insurance	(3,922)	(95)
Net receipts (disbursements) for loan originations and principal repayments	(23,199)	577
Proceeds from sales of loans	6,283	—
Purchases of Federal Home Loan Bank stock	(55)	(47)
Purchases of bank premises and equipment	(363)	(331)

Net cash used in investing activities	(11,064)	(12,150)

Financing activities:
Net increase in deposits	16,036	27,583
Net increase (decrease) in borrowings under securities repurchase agreements	(2,258)	524
Dividends paid on common stock	(379)	(334)
Proceeds from issuance of common stock	113	102

Net cash provided by financing activities	13,512	27,875

Net increase in cash and cash equivalents	3,917	16,777
Cash and cash equivalents at beginning of period	24,299	11,670

Cash and cash equivalents at end of period	$28,216	$28,447

Supplemental information:
Interest payments	$2,371	$2,909
Income tax payments	783	744
Loans transferred to repossessed assets	190	—

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(dollars in thousands)

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”.  The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements.   While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2001.  The interim results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or for any other interim period.

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at the dates and for the periods presented.  In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates, as a result of changing conditions and future events.  An estimate that is particularly critical and susceptible to significant near-term change is the allowance for loan losses.

          Prior period amounts are reclassified, whenever necessary, to conform to the current period presentation. All per share data has been adjusted for the effect of the stock dividend described in Note B.

NOTE B - EARNINGS PER SHARE

          Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period.  Shares of restricted stock are considered outstanding common shares and included in the computation of basic EPS when they become vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options or unvested restricted stock) were exercised or otherwise resulted in the issuance of common stock.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus common-equivalent shares computed using the treasury stock method.  For the three and nine month periods ended September 30, 2002 and 2001, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock.  For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

          A 10% common stock dividend was declared in March 2002 and distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002. An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital.  As a result of the stock dividend, earnings per share data presented herein for all periods has been adjusted to reflect the increase in average shares outstanding.

NOTE C - SEGMENT INFORMATION

          Public companies are required to report certain financial information about significant revenue-producing segments of the business for which sufficient information is available and utilized by the chief operating decision maker.  Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets.  As a community-oriented financial institution, substantially all of the Bank’s operations involve the delivery of loan and deposit products to customers.  Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

NOTE D – RECENT ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections updates, clarifies and simplifies several existing accounting pronouncements.  SFAS No. 4 required all gains and losses from early extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  The Company has not engaged in any debt extinguishments, and the other provisions of SFAS No. 145 are not pertinent to its operations.

          SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan.  This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated financial statements.

          SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002 and eliminates the requirement to amortize an intangible asset representing the excess of the fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions.  SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions.  Management does not expect that the provisions of SFAS No. 147 will impact the Company’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands)

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Examples of such forward-looking statements include, without limitation, statements by the Company regarding expectations for earnings, credit quality and other financial and business matters.  When used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; technological changes; the extent and timing of actions of the Federal Reserve Board, including changes in monetary policies and interest rates; customer deposit disintermediation; changes in customers’ acceptance of the Company’s products and services; and the extent and timing of legislative and regulatory actions and reforms.

          The forward-looking statements contained in this report speak only as of the date on which such statements are made.  By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

FINANCIAL CONDITION

General

          Total assets increased to $197,276 at September 30, 2002 from $181,517 at December 31, 2001, an increase of $15,759 (or 9%).   Increases in cash and cash equivalents of $3,917, net loans (including loans held for sale) of $16,940 and bank-owned life insurance of $4,018 were funded by a decrease in total securities of $10,365 and increased deposits of $16,036.

Loans

          The net loan portfolio (including loans held for sale) increased to $122,479 at September 30, 2002 from $105,539 at December 31, 2001, an increase of $16,940.  The 16% increase in the loan portfolio in the first nine months of 2002 reflected increases in all loan types except consumer and other loans.  Increased residential loans is primarily attributable to the origination of 7 loans totaling $4.8 million plus three new multi-family loans totaling $3.9 million during the first nine months of 2002.  Increases in non-residential loans reflect new loan growth.  The increase in construction loans is primarily attributable to the origination of 9 new loans totaling $3.3 million and advances funded on the existing portfolio.

          Major classifications of loans at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001	Dollar Change	Percent Change

Loans secured by real estate:
Residential (1)	$52,048	$42,740	$9,308	22%
Non-residential (1)	46,689	44,593	2,096	5
Construction	11,189	5,479	5,710	104
Commercial loans (1)	12,432	12,157	275	2
Consumer and other loans	2,286	2,368	(82)	(3)

Total loans	124,644	107,337	17,307	16
Allowance for loan losses	(2,121)	(1,848)	273	15
Deferred loan costs, net	(44)	50	(94)	(188)

Total loans, net	$122,479	$105,539	$16,940	16%

(1)

At September 30, 2002, loans held for sale of $3,138 and $394 are included in residential real estate loans and non-residential real estate loans, respectively.  At December 31, 2001, loans held for sale of $638 and $119 are included in non-residential real estate and commercial loans, respectively.  Approximately $462 and $757 in loans held for sale at September 30, 2002 and December 31, 2001 are Small Business Administration (“SBA”) loans.

Non-performing Loans and the Allowance for Loan Losses

          It is the Bank’s policy to manage its loan portfolio to facilitate early recognition of problem loans.  The Bank commences internal collection efforts once a loan payment is more than 15 days past due.  The Bank’s data processing system generates delinquency reports on all of the Bank’s loans weekly, and management reviews the loan portfolio to determine if past due loans should be placed on non-accrual status.  Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection or legal action.

          The following table sets forth information with respect to non-performing loans at the dates indicated.

	September 30, 2002	December 31, 2001

Loans on non-accrual status:
Loans secured by real estate	$149	$202

Loans on accrual status:
Loans secured by real estate	1,292	737
Commercial loans	56	133
Consumer and other loans	22	34

	1,370	904

Total loans past due 90 days or more	1,519	1,106
Loans current or past due less than 90 days for which interest payments are being applied to reduce principal balances:
Loan secured by real estate	11	308
Consumer and other loans	7	—

Total non-performing loans	$1,537	$1,414

Ratio of total non-performing loans to total loans outstanding	1.23%	1.32%

          During the nine months ended September 30, 2002, the Bank collected all principal and other amounts due on four non-accrual loans to one borrower, resulting in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income.   During the quarter ended September 30, 2002, one loan in the amount of $294 secured by real estate which was past due less than 90 days for which interest payments were being applied to reduce the principal balance, was paid-off.  This payoff resulted in additional loan interest income of $41 (a recovery of interest previously applied to reduce principal on the aforementioned loan).  During the first nine months of 2002, all of the $737 of accruing loans secured by real estate past due greater than 90 days at December 31, 2001 were paid-off.

          At September 30, 2002, approximately $1,292 in loans to one borrower secured by real estate were 90 days or more past due.   The loans are secured by property located in New Canaan, Connecticut with a loan to appraisal value of less than 60%.  The Bank is actively pursuing collection of the loans.

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Balance at beginning of period	$1,949	$1,886	$1,848	$1,589
Provision for loan losses	118	21	230	130
Charge-offs	(9)	(20)	(23)	(20)
Recoveries	63	1	66	189

Balance at end of period	$2,121	$1,888	$2,121	$1,888

          The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.70% and 138.0% respectively, at September 30, 2002, compared to 1.72% and 130.7%, respectively, at December 31, 2001.

          Recoveries credited to the allowance for loan losses during the nine months ended September 30, 2002 included $20 with respect to a consumer loan that had been charged off in 1991 and $39 with respect to two commercial loans that had been charged off in 1999.  Recoveries credited to the allowance for loan losses during the nine months ended September 30, 2001 included $90 with respect to a consumer loan that had been charged off in 1990 and $81 on a loan that had been charged off in 1997.

          In addition to non-performing loans, the Company had non-performing assets at September 30, 2002 in the form of repossessed aircraft with a carrying amount of $190 (included in other assets in the consolidated statement of condition).  Total non-performing assets of $1,727 represented 0.88% of total assets at September 30, 2002.

Securities

          Total securities decreased to $34,763 at September 30, 2002 from $45,128 at December 31, 2001, a decrease of $10,365 (or 23%).  The decrease in the securities portfolio was primarily due to cash flows from security maturities and securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which were ultimately reinvested in the loan portfolio.  It is expected that near-term cash flows from the securities portfolio and a portion of overnight federal funds will continue to be used to fund future loan originations.

          The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	September 30, 2002		December 31, 2001

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available for sale
U.S. Agency securities	$6,527	$6,730	$9,541	$9,779

Held to maturity
U.S. Agency securities	$20,775	$21,754	$25,918	$26,373
Mortgage-backed pass through securities (MBS):
Guaranteed by GNMA	853	888	971	991
Issued by FNMA and FHLMC	6,330	6,432	8,385	8,518
Other	75	75	75	75

	$28,033	$29,149	$35,349	$35,957

Total	$34,560	$35,879	$44,890	$45,736

Deposits

          Deposits are the primary source of funds for the Company.  Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area.  The Company does not accept brokered deposits.

          The following table indicates the composition of deposits at the dates indicated.

	September 30, 2002	December 31, 2001	Dollar Change	Percent Change

Demand deposits (non-interest bearing)	$43,109	$33,673	$9,436	28%
Money market demand and NOW accounts	32,093	35,493	(3,400)	(10)
Regular, club and money market savings	34,027	29,824	4,203	14
Time deposits	61,280	55,483	5,797	10

Total	$170,509	$154,473	$16,036	10%

          Increases in demand, regular, club, money market savings and time deposits were partially offset by declines in money market demand and NOW accounts.  The increase in demand deposits was primarily related to activity associated with one demand deposit account with a balance of $7,897 at September 30, 2002 which was closed out as a money market demand account and reopened as a demand deposit in the first quarter of 2002 and an increase in the balances funding cashiers check activity.  The Bank expects the deposit balances maintained in these accounts to be temporary in nature.  The closing of the money market demand account was partially offset by deposits resulting from attorney-related trust activity.  Increases in regular, club and money market savings were due to general increases in deposits.  During the first nine months of 2002, increases in time deposits are primarily attributable to growth of $8,058 in 91-180 day certificates of deposits, which were partially offset by a decrease of $2,564 due to12-17 month time deposits.  The growth in 91-180 day certificates of deposit was primarily comprised of an influx of $5,100 due to competitive rates offered during the first quarter of 2002 and a portion of the maturing 12-17 month certificates of deposits.  Certificates of deposit in denominations of $100 or more were $12,678 at September 30, 2002 compared to $12,122 at December 31, 2001, an increase of $556 (or 5%).

Liquidity and Capital Resources

          At September 30, 2002, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $23,828.  The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other marketable securities (non-U.S. agency securities) to deposits and short-term liabilities. The primary liquidity ratio at September 30, 2002 was 14.67%.  The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months.  The Bank’s secondary liquidity ratio at September 30, 2002 was 34.01%.  The Company’s internal guideline is to maintain a primary liquidity ration of 10 to 15% and a secondary liquidity ratio of 20% or more.

          Net cash provided by operating activities was $1,469 for the nine months ended September 30, 2002 as compared to $1,052 for the nine months ended September 30, 2001.  Compared to the first nine months of 2001, cash used in investing activities decreased $1,086, primarily due to cash used to fund increased loan disbursements, a decrease in cash provided by the proceeds from maturities and calls of securities available for sale, and cash used for purchases of bank-owned life insurance. These factors were partially offset by the effect of securities purchased ($30,957 in 2001 but none in 2002).  The decrease in net cash provided by financing activities of $14,363 for the nine months ended September 30, 2002, primarily resulted from a decrease in cash provided by deposits.  Cash and cash equivalents increased $3,917 for the nine months ended September 30, 2002.

          At September 30, 2002, the Company had outstanding loan commitments under unused lines of credit approximating $17,456 and outstanding letters of credit approximating $1,605.

          At September 30, 2002 and December 31, 2001, the Company’s consolidated leverage capital ratio was 9.8% and 9.6%, respectively.  At September 30, 2002 and December 31, 2001, the Company’s consolidated Tier 1 risk-based capital ratio was 13.3% and 14.8%, respectively.  The Company’s consolidated total risk-based capital ratio at September 30, 2002 and December 31, 2001 was 14.5% and 16.0%, respectively.  The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

General

          The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings.  Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense.  Non-interest income includes banking service fees and charges, income on bank-owned life insurance, and gains and losses on sales of securities available for sale and loans held for sale.  The Company’s non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and professional fees.  Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

          The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements, included in the 2001 Annual Report on Form 10-KSB.  These policies include the allowance for loan losses which management deems to be an accounting policy that is critical to the Company’s financial results.  This policy is critical due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the necessary allowance as a result of changing conditions and future events.  While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on a variety of factors, including changes in economic and real estate market conditions, particularly in Southwestern Fairfield County, Connecticut.

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001

          Net Income.     Net income was $512 for the three months ended September 30, 2002 compared to $324 for the three months ended September 30, 2001, an increase of $188 (or 58%).  Diluted earnings per common share were $0.41 for the three months ended September 30, 2002 and $0.26 for the three months ended September 30, 2001 based on weighted average shares outstanding of 1,237,669 and 1,228,876, respectively.  The annualized return on average common stockholders’ equity (R.O.E) was 10.80% and 7.36% for the three months ended September 30, 2002 and September 30, 2001, respectively.  The annualized return on average assets was 1.05% for the three months ended September 30, 2002 and 0.70% for the three months ended September 30, 2001.

          The higher net income for the three months ended September 30, 2002 was attributable to increased  net interest income and non-interest income, partially offset by an increase in the provision for loan losses, non-interest expense and, to a lesser extent, an increase in income tax expense.

          Net Interest Income.   Net interest income is the difference between the interest income the Company earns on its loans, securities, and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

          Net interest income was $2,223 for the three months ended September 30, 2002, an increase of $295 (or 15%) over the $1,928 reported for the three months ended September 30, 2001.  The interest income from a higher volume of interest earning assets was substantially offset by declining interest rates from

September 30, 2001 to September 30, 2002.  Lower interest rates were partially offset by increases in interest-bearing liabilities.  This combination of factors contributed to the 15% increase in net interest income for the period.

          The average yield on interest-earning assets decreased 11 basis points for the quarter ended September 30, 2002 compared to September 30, 2001, while the average rate paid on interest-bearing liabilities decreased 91 basis points.  During 2001, the prime rate and the federal funds rate each decreased 475 basis points and has remained at that level through September 30, 2002.  These declining market rates directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates.   The general decline in market rates was offset by the increased volume of loans and securities. These declining market rates also contributed to the decline in the average rate paid on interest-bearing liabilities which was only partially offset by the increased volume of deposits.  These changes resulted in a 56 basis point increase in the net interest margin to 5.03% for the quarter ended September 30, 2002 compared to 4.47% for the quarter ended September 30, 2001.

          Interest Income.   Average earning assets for the three months ended September 30, 2002 were $175,282 compared to $171,213 for the three months ended September 30, 2001, an increase of $4,069 (or 2%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,971 for the three months ended September 30, 2002 compared to $2,951 for the three months ended September 30, 2001, representing an increase of $20 (or 1%).

          Loans represent the largest component of interest-earning assets.  Average loans outstanding in the three months ended September 30, 2002 were $124,002 compared to $102,982 during the three months ended September 30, 2001, an increase of $21,020 (or 20%).  Interest income on loans was $2,455 for the three months ended September 30, 2002 compared to $2,222 for the three months ended September 30, 2001, an increase of $233 (or 10%). The higher volume of loans during the period resulted in increased interest income, which was partially offset by the effect on portfolio yield of the declining market interest rates previously mentioned.

          Average investments in securities and federal funds sold were $51,280 for the three months ended September 30, 2002 compared to $68,232 for the three months ended September 30, 2001, a decrease of $16,952 (or 25%). Related income decreased to $516 for the three months ended September 30, 2002 from $729 for the three months ended September 30, 2001, a decrease of $213 (or 29%).  Average investments in securities, not including federal funds sold, increased by $3,682 (or 11%) during the three months ended September 30, 2002. Average federal funds sold decreased by $20,634 (or 60%). The decrease in income from securities and federal funds was due to the general decline in market interest rates during 2001 that has prevailed in 2002.  The decline in the yield on the Company’s investment securities and federal funds sold, as well as the decline in the average volume of federal funds, was partially offset by the increased volume of securities as federal funds sold were redeployed into investment securities.

          Interest Expense.   Interest expense was $749 for the three months ended September 30, 2002 compared to $1,023 for the three months ended September 30, 2001, a 27% decrease.  Interest expense is a function of the volume of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities during the three months ended September 30, 2002 were $128,658 compared to $126,241 during the three months ended September 30, 2001, an increase of $2,417 (or 2%).  The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 91 basis points for the three months ended September 30, 2002 compared to the quarter ended September 30,

2001.  This decrease was partially offset by additional interest expense due to the increase in the volume of deposits.

          Provision for Loan Losses.  The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date.  Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios.  A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval.  The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans.  Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments, and underlying collateral values.  The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions.  The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $118 for the three months ended September 30, 2002 and $21 for the three months ended September 30, 2001.  The increase in the provision for the three months ended September 30, 2002 compared to September 30, 2001 was due to Company concerns related to the economy.  Net loan recoveries were $54 in the quarter ended September 30, 2002 compared to net loan charge-offs of $19 in the third quarter last year.

          At September 30, 2002, the Company had $1,537 of non-performing loans, including $149 of non-accrual loans and $1,370 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $18 at September 30, 2002.  At December 31, 2001, the Company had $1,414 of non-performing loans, including $202 of non-accrual loans and $904 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $308 at December 31, 2001.

          Non-interest Income.  Non-interest income was $517 for the three months ended September 30, 2002 compared to $243 for the three months ended September 30, 2001, an increase of $274 (or 113%).  The $166 gain on sale of loans in the third quarter of 2002 relates principally to the sale of participating interests in Small Business Administration loans and, to a lesser extent, the sale of newly originated residential mortgage loans.  Income on bank-owned life insurance increased by $54 compared to the third quarter of 2001, as approximately $4,000 in bank-owned life insurance was purchased at the end of the first quarter of 2002.  Other increases in non-interest income are attributable to growth in deposit and loan volumes.

          Non-interest Expense.  Total non-interest expense was $1,844 for the three months ended September 30, 2002 and $1,618 for the three months ended September 30, 2001, an increase of $226 (or 14%).

          The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three Months Ended September 30,		Increase (Decrease) 2002 vs 2001

Category	2002	2001	$ Change	% Change

Salaries and employee benefits	$1,044	$854	$190	22%
Occupancy	197	174	23	13
Furniture and equipment	98	105	(7)	(7)
Data processing	142	141	1	1
Other categories	363	344	19	6

Total non-interest expense	$1,844	$1,618	$226	14%

          The increase in salaries and employee benefits includes the addition of three employees (one non-branch employee); additional staff costs related to the Westport branch which opened in November 2001; and current-year quarterly expense of $48 for the recently-adopted salary continuation plan.  The increase in occupancy expense primarily relates to rent on the Westport branch.

          The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $294 (or 9%) in the third quarter of 2002 compared to the same period in 2001.

	Three Months Ended September 30,

Category	2002	2001

Salaries and employee benefits	29.93%	26.74%
Occupancy	5.65	5.45
Furniture and equipment	2.81	3.29
Data processing	4.07	4.41
Other categories	10.41	10.77

Total non-interest expense	52.87%	50.66%

Income Taxes.  The provision for income taxes increased to $266 for the three months ended September 30, 2002 from $208 for the three months ended September 30, 2001, reflecting the increase in pre-tax income partially offset by a lower effective tax rate attributable to factors including non-taxable income on bank-owned life insurance.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2002 and September 30, 2001

          Net Income.     Net income was $1,406 for the nine months ended September 30, 2002 compared to $1,161 for the nine months ended September 30, 2001, an increase of $245 (or 21%).  Diluted earnings per common share were $1.15 for the nine months ended September 30, 2002 and $0.95 for the nine months ended September 30, 2001 based on weighted average shares of 1,227,382 and 1,219,801, respectively.  The annualized return on average common stockholders’ equity (R.O.E) was 10.20% and 8.98% for the nine months ended September 30, 2002 and September 30, 2001, respectively.  The annualized return on average assets was 1.01% for the nine months ended September 30, 2002 and 0.92% for the nine months ended September 30, 2001.

          The higher net income for the nine months ended September 30, 2002 was attributable to increased net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

          Net Interest Income.  Net interest income was $6,361 for the nine months ended September 30, 2002, compared to $5,942 for the nine months ended September 30, 2001, an increase of $419 (or 7%). During 2001, the prime rate and the federal funds rate each decreased 475 basis points.  These declining market rates directly impacted yields on the Company’s variable rate loans tied to the prime rate, investment securities and federal funds leading to a decline in the yield on these earning assets.  The yield on total earning assets decreased 98 basis points for the nine months ended September 30, 2002 compared to September 30, 2001.  The decline in market interest rates also affected the interest rate paid on interest bearing-liabilities during the nine-month period ended September 30, 2002 compared to September 30, 2001, which decreased 96 basis points.  These changes resulted in a 7 basis point decrease in the net interest margin to 5.00% for the nine months ended September 30, 2002 compared 5.07% for the quarter ended September 30, 2001.

          Interest Income.  Average earning assets for the nine months ended September 30, 2002 were $170,104 compared to $156,809 for the nine months ended September 30, 2001, an increase of $13,295 (or 8%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $8,681 for the nine months ended September 30, 2002 compared to $8,869 for the nine months ended September 30, 2001, representing a decrease of $188 (or 2%) due to the reduction in interest rates.

          Loans represent the largest component of interest-earning assets.  Average loans outstanding in the nine months ended September 30, 2002 were $116,915 compared to $102,574 during the nine months ended September 30, 2001, an increase of $14,341 (or 14%).  Interest income on loans was $7,015 for the nine months ended September 30, 2002 compared to $6,901 for the nine months ended September 30, 2001, an increase of $114 (or 2%).   The higher volume of loans during the period resulted in increased income, which was partially offset by the effect on the portfolio yield of the declining market interest rates previously mentioned.

          Average investments in securities and federal funds sold were $53,189 for the nine months ended September 30, 2002 compared to $54,236 for the nine months ended September 30, 2001, a decrease of $1,047 (or 2%). Related income decreased to $1,666 for the nine months ended September 30, 2002 from $1,968 for the nine months ended September 30, 2001, a decrease of $302 (or 15%).  Average investments in securities, not including federal funds sold, increased by $12,996 (or 47%) during the nine months ended September 30, 2002, while average federal funds sold decreased by $14,043 (or 53%).  The decrease in income from securities and federal funds was primarily due to the general decline in market interest rates during 2001 that has prevailed in 2002.  While redeployment of federal funds into securities resulted in an increase in income from the securities portfolio for the period ended September 30, 2002 compared to September 30, 2001, this redeployment only partially offset the effect of the general decline in market interest rates and the reduction in the volume of federal funds.

          Interest Expense.  Interest expense was $2,320 for the nine months ended September 30, 2002 compared to $2,927 for the nine months ended September 30, 2001, a decrease of $607 (or 21%).  Interest expense is a function of the volume of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities during the nine months ended September 30, 2002 were $126,790 compared to $114,710 during the nine months ended September 30, 2001, an increase of $12,080 (or 11%).  Decreased interest expense resulted from a general decline in market interest rates, which overshadowed the additional expense resulting from the increased time deposits.

          Provision for Loan Losses.  The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date.  The allowance for loan losses is also reduced by charge-offs and increased by recoveries.  The provision for loan losses was $230 for the nine months ended September 30, 2002 and $130 for the nine months ended September 30, 2001.  Net loan recoveries were $43 in the nine months ended September 30, 2002 compared to $169 for the nine months ended September 30, 2001.  The increase in the provision for the three months ended September 30, 2002 compared to September 30, 2001 was due to Company concerns related to the economy.

          Non-interest Income.  Non-interest income was $1,380 for the nine months ended September 30, 2002 compared to $702 for the nine months ended September 30, 2001, an increase of $678 (or 97%).  The $391gain on sale of loans in the third quarter of 2002 relates principally to the sale of participating interests in Small Business Administration loans and, to a lesser extent, the sale of newly originated residential mortgage loans.  Income on bank-owned life insurance increased by $96 compared to the third quarter of 2001, as approximately $4,000 in bank-owned life insurance was purchased at the end of the first quarter of 2002.

          Non-interest Expense.  Total non-interest expense was $5,243 for the nine months ended September 30, 2002 and $4,610 for the nine months ended September 30, 2001, an increase of $633 (or 14%).

          The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Nine Months Ended September 30,		Increase (Decrease) 2002 vs 2001

Category	2002	2001	$ Change	$ Change

Salaries and employee benefits	$2,910	$2,408	$502	21%
Occupancy	575	459	116	25
Furniture and equipment	284	300	(16)	(5)
Data processing	420	467	(47)	(10)
Other categories	1,054	976	78	8

Total non-interest expense	$5,243	$4,610	$633	14%

          The increase in salaries and employee benefits includes the addition of three employees (one non-branch employee); additional staff costs related to the Westport branch which opened in November 2001; and current-year expense of $97 for the recently-adopted salary continuation plan.  The increase in occupancy expense primarily relates to rent on the Westport branch.  The lower data processing expense in 2002 compared to 2001 primarily reflects costs incurred during the first half of 2001 to complete the conversion of the Bank’s core data processing system.

          The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income).  Operating income increased by $490 (or 5%) in the first nine months of 2002 compared to the same period in 2001.

	Nine Months Ended September 30,

Category	2002	2001

Salaries and employee benefits	28.92%	25.16%
Occupancy	5.72	4.80
Furniture and equipment	2.82	3.13
Data processing	4.17	4.88
Other categories	10.48	10.20

Total non-interest expense	52.11%	48.17%

Income Taxes.  The provision for income taxes increased to $862 for the nine months ended September 30, 2002 from $743 for the nine months ended September 30, 2001, reflecting the increase in pre-tax income partially offset by a lower effective tax rate attributable to factors including non-taxable income on bank-owned life insurance.

Item 3.   Controls and Procedures

               Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

               There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

               Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits:

Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: November 14, 2002	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson President and Chief Executive Officer

Date: November 14, 2002	/s/ ERNEST J. VERRICO

Ernest J. Verrico Vice President and Chief Financial Officer

**************

CERTIFICATIONS

I, Merrill J. Forgotson, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson President and Chief Executive Officer

**************

I, Ernest J. Verrico, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ERNEST J. VERRICO

Ernest J. Verrico Vice President and Chief Financial Officer