Form 10KSB
period 2002-12-31
CORNERSTONE BANCORP INC
filed 2003-03-31
CIK 1079385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-25465

CORNERSTONE BANCORP, INC./CT

(Name of small business issuer in its charter)

Connecticut	06-1524044

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Summer St., Stamford, Connecticut	06901

(Address of principal office)	(Zip Code)

Issuer’s telephone number:  (203) 356-0111

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	American Stock Exchange

(Title of Each Class)	(Name of each exchange on which registered)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2002 were $13,628,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $15,522,432 based on the closing price of $16.85 per share as of March 1, 2003.

The number of shares outstanding of the issuer’s common stock as of March 14, 2003 was 1,219,515.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on May 21, 2003 - Part III.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

(ii)

Item 1.   Description of Business

General

               Cornerstone Bancorp, Inc. (the “Bancorp”) is a Connecticut corporation, incorporated in 1998 to serve as a bank holding company to provide executive, financial and administrative functions for its subsidiaries.  The Bancorp is the successor registrant to Cornerstone Bank (the “Bank”), pursuant to a re-organization whereby the Bancorp acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one share exchange on March 1, 1999.  The Bank is a wholly-owned subsidiary of the Bancorp, engaged in a full-service commercial and consumer banking business.  Cornerstone Business Credit, Inc. (“CBC”), a wholly-owned subsidiary of the Bank, has engaged since the third quarter of 2001 in the origination of small business loans that qualify for sale of the guaranteed portion to the Small Business Administration (the “SBA”).  References to the “Company” in this report are to the Bancorp, the Bank and CBC, collectively, unless the context indicates otherwise.

               The Bank is a Connecticut corporation incorporated in 1985.  The Bank’s business consists primarily of attracting deposits from the general public and local businesses and loaning or investing these deposits.  The Bank originates loans collateralized by liens on commercial and residential properties, as well as secured and unsecured commercial and consumer installment loans.

               The Bank engages in a full-service commercial and consumer banking business.  Services include demand, savings and time deposits, and mortgage, commercial and consumer installment loans.   Since its inception, the Bank’s primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including those living in low and moderate income areas), while focusing on its community towns and cities of Stamford, Greenwich, Darien, New Canaan, Westport and Norwalk.  The Bank conducts its operations through its main office located on 550 Summer Street in Stamford, Connecticut and five branch offices in the following locations: Hope Street, and High Ridge Road in Stamford, Connecticut; East Putnam Avenue in Cos Cob, Connecticut; New Canaan Avenue in Norwalk, Connecticut; and Post Road East in Westport, Connecticut.  The Bank also offers limited service mobile branches that operate within a five-mile radius of the offices located on Summer Street in Stamford, Cos Cob, Norwalk and Westport.  In the third quarter of 2002, the Bank leased office space on Chapel Street in New Haven to serve as a work area for SBA lenders.  In the fourth quarter of 2002, the Bank closed its West Broad street office to realize operating efficiencies.

Forward-Looking Statements

               The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Examples of such forward-looking statements include, without limitation, statements regarding expectations for earnings, credit quality, and other financial and business matters.  When used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including but not limited to, competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; technological changes; the extent and timing of actions of the Federal Reserve Board, including changes in monetary policies and interest rates; customer deposit disintermediation; changes in customers’ acceptance of the Bank’s products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

               Competition in the financial services industry and in the Bank’s market area is strong.  Numerous commercial banks, savings banks and savings associations maintain offices in the area.  Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with the Bank for various segments of the Bank’s business.  These competitors, which are located both inside and outside the Bank’s market area, often have far greater resources than the Bank and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers.  The Bank has emphasized personalized banking services and the advantage of local decision-making in its banking business, and the Bank believes this emphasis has been well received by the public in the Bank’s market area.

               Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity, and customer awareness of product and service differences among competitors.

               Connecticut has enacted legislation that liberalized banking powers and put thrift institutions on equal footing with other banks, thereby improving their competitive position.  In addition, Connecticut’s Interstate Banking Act permits mergers or acquisitions of Connecticut banks and bank holding companies with or by banks and bank holding companies in other states, as long as such states have reciprocal legislation.  Many states currently have such legislation.  Connecticut banking law also permits non-Connecticut bank holding companies to open offices in Connecticut that may engage in a banking business, other than the provision of deposit services, and several New York and other out-of-state bank holding companies have done so.  Such legislative authority has also increased the size of financial institutions competing with the Bank for deposits and loans in its market area.

               The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) authorizes a number of interstate banking transactions and activities, including, among others, the following: (i) a bank holding company may acquire banks in states outside of the holding company’s home state; (ii) an insured bank may acquire a bank outside of the acquiring bank’s home state, unless the home state of such bank involved in the transaction passed a law before June 1, 1997 prohibiting such transactions with out-of-state banks; (iii) an insured bank may acquire a branch of a bank located outside of the acquiring bank’s home state if the law of the state where the branch is located allows such out-of-state acquisitions; and (iv) an insured bank is able to establish new branches in states outside of the bank’s home state if the state in which the bank desires to establish a branch has a law permitting out-of-state banks to establish branches.  The effect of the Interstate Banking Act has been to increase competition in the Bank’s market area.

               The business of the Bank also may be affected by governmental and regulatory actions and policies.  Monetary and fiscal policies of the United States Government and its instrumentalities, including the Board of Governors of the Federal Reserve System, significantly influence the growth of loans, investments and deposits.  The present bank regulatory environment may undergo further changes that could affect the banking industry itself and competition between banks and non-bank financial companies.  See “Regulation and Supervision” below.

Lending Activities

               Loans are generated through the Bank’s marketing efforts, its present customers, walk-in customers and referrals from professionals including certified public accountants, attorneys, real estate brokers, builders and local businesses.  The Bank’s lending activities are impacted by economic trends affecting the availability of funds, the demand for loans, and the level of interest rates.   Interest rates charged by the Bank on its loans are determined by competitive conditions in its market area, the cost of funds, the demand for loans and the availability of loanable funds.  The Bank’s continuing attention to the Norwalk market, as evidenced by the opening of a business development office in Norwalk, is expected to contribute to ongoing loan growth.

               Loan Portfolio Composition.  At December 31, 2002, the principal balance of the Bank’s loan portfolio (excluding loans held for sale) totaled $124 million, before deducting the allowance for loan losses.  The net portfolio represented approximately 57% of total assets and approximately 66% of total deposits at that date.  Approximately 87% of the loan portfolio consisted of loans secured by residential or non-residential real estate properties, including construction loans; approximately 11% of the portfolio consisted of commercial loans; and approximately 2% of the portfolio consisted of consumer installment and other loans.  Funding for the Bank’s loans is derived primarily from deposits, stockholders’ equity and, to a much lesser extent, borrowings.

               The following is an analysis of the composition of the loan portfolio (excluding loans held for sale) at December 31:

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)
Loans secured by real estate:
Residential	$46,085	37	$42,740	40	$45,630	45	$35,501	45	$26,848	39
Non-residential	49,977	41	43,956	42	39,754	40	25,470	32	22,477	32
Construction	11,429	9	5,479	5	2,375	2	6,022	8	5,475	8
Commercial loans	14,024	11	12,039	11	10,711	11	9,604	12	11,369	16
Consumer and other loans	2,259	2	2,368	2	2,316	2	3,026	3	3,200	5

Total loans	123,774	100	106,582	100	100,786	100	79,623	100	69,369	100

Deferred loan (fees) costs, net	(65)		50		8		41		15

Total loans	$123,709		$106,632		$100,794		$79,664		$69,384

               Loans held for sale at December 31, 2002 consisted of residential mortgage and SBA loans of $7,057,000 and $187,000, respectively. SBA loans held for sale were $755,000 at December 31, 2001.  There were no loans held for sale at December 31, 2000, 1999 and 1998.

               The Bank’s lending limit to one borrower under applicable federal regulations was approximately $3.2 million at December 31, 2002, representing 15% of the sum of its unimpaired capital (approximately $19.3 million) and the allowance for loan losses (approximately $2.2 million).  Subject to certain limitations, the Bank may lend an additional 10% above the 15% lending limitation to one borrower.  The Bank’s largest lending relationship with a single borrower at December 31, 2002 amounted to $2.7 million.

               Loan Portfolio Maturities.  The following table presents loan principal balances at December 31, 2002 based upon their interest rate repricing frequency and remaining period to maturity.  Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

	Loans Secured by Real Estate			Commercial	Consumer and Other	Total	%

	Residential	Non-residential	Construction

	(dollars in thousands)
One year or less	$21,368	$15,475	$10,135	$10,285	$1,485	$58,748	47
After one year through five years	19,874	14,355	910	2,464	774	38,377	31
After five years	4,843	20,147	384	1,275	—	26,649	22

Total	$46,085	$49,977	$11,429	$14,024	$2,259	$123,774	100

               Loan Portfolio Delinquencies.  It is the Bank’s policy to manage its loan portfolio to facilitate early recognition of problem loans.  The Bank commences internal collection efforts once a loan payment is more than 15 days past due.  The Bank’s data processing system generates delinquency reports on all of the Bank’s loans weekly, and management reviews the loan portfolio to determine if past due loans should be placed on non-accrual status.  Unless the customer is working with the Bank toward repayment, once a loan payment is 90 days past due, the Bank generally initiates appropriate collection or legal action.

               Loans are classified as non-accrual for purposes of income recognition when the collectibility of interest and principal become uncertain, which is generally when a loan becomes 90 days past due.  Accrual of interest may continue, however, if management believes the loan is well secured and collection is probable.  When a residential or commercial mortgage loan becomes 90 days past due, the Bank reviews the loan, including the appraisal of the collateral, and may request an updated appraisal.  The value of the collateral, based on such appraisal, is one of the factors considered in determining whether the loan should be classified as non-accrual.  Commercial loans are generally classified as non-accrual after becoming 90 days past due.  Construction loans 90 days past due are subject to a present value analysis, utilizing current appraisal data, to determine whether or not they will be classified as non-accrual.  Generally, any uncollected but previously accrued interest is charged against current income when a loan is placed on non-accrual status.  Application of payments received on non-accrual loans, as principal and/or interest due, depends on management’s expectation regarding ultimate repayment.  Loans are returned to accrual status when they demonstrate a period of payment performance and are expected to be fully collectible as to principal and interest.

               The following table summarizes loan portfolio delinquencies at December 31:

	2002		2001		2000		1999		1998

	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans

	(dollars in thousands)
Loans delinquent for:
30 to 59 days	$2,297	1.9%	$477	0.4%	$897	0.9%	$487	0.6%	$1,287	1.8%
60 to 89 days	88	—	53	0.1	11	—	21	—	595	0.9
90 days or more	1,758	1.4	1,106	1.0	456	0.5	460	0.6	668	1.0

Total	$4,143	3.3%	$1,636	1.5%	$1,364	1.4%	$968	1.2%	$2,550	3.7%

               The following table summarizes, by type of loan, the recorded investment in non-performing loans at December 31, 2002, 2001, 2000, 1999 and 1998.  Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	2002	2001	2000	1999	1998

	(dollars in thousands)
Loans on non-accrual status:
Loans secured by real estate	$149	$202	$455	$388	$230
Commercial loans	—	—	—	—	150

	149	202	455	388	380

Loans on accrual status:
Loans secured by real estate	1,480	737	—	50	288
Commercial loans	122	133	—	9	—
Consumer and other loans	7	34	1	13	—

	1,609	904	1	72	288

Total loans past due 90 days or more	1,758	1,106	456	460	668

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	11	308	198	846	144
Commercial loans	—	—	9	—	—

	11	308	207	846	144

Total non-performing loans	$1,769	$1,414	$663	$1,306	$812

Ratio of total non-performing loans to total loans outstanding	1.43%	1.33%	0.66%	1.64%	1.17%

               Repayments of approximately $1,292,000 on loans past due 90 days or more on accrual status at December 31, 2002 were received in January 2003.

               During the year ended December 31, 2002, the Bank collected all principal and other amounts due on four non-accrual loans to one borrower. This resulted in additional loan interest income of $175,000 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8,000 in late charge income.

               Allowance for Loan Losses.  The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2002	2001	2000	1999	1998

	(dollars in thousands)
Balance at beginning of year	$1,848	$1,589	$1,626	$1,733	$1,529
Charge-offs:
Commercial	(2)	(19)	(470)	(81)	(105)
Real estate mortgage	—	—	—	(14)	(26)
All other loans	(47)	(6)	(10)	(8)	(37)

	(49)	(25)	(480)	(103)	(168)

Recoveries:
Commercial	43	7	53	44	74
Real estate mortgage	—	90	—	26	14
All other loans	29	96	6	6	12

	72	193	59	76	100

Net recoveries (charge-offs)	23	168	(421)	(27)	(68)

Provision for loan losses	363	91	384	(80)	272

Balance at end of year	$2,234	$1,848	$1,589	$1,626	$1,733

Ratio of net recoveries (charge-offs) to average loans outstanding	0.02%	0.16%	(0.46)%	(0.04)%	(0.09)%

Ratio of allowance for loan losses to total loans	1.81%	1.73%	1.58%	2.04%	2.50%

Ratio of allowance for loan losses to total non-performing loans	126%	131%	240%	125%	213%

               Recoveries credited to the allowance for loan losses during the year ended December 31, 2002 included $20,000 with respect to a consumer loan that had been charged off in 1991 and $39,000 with respect to two commercial loans that had been charged off in 1999.

               During the year ended December 31, 2001, the Bank recovered $90,000 with respect to a consumer loan that had been charged off in November 1990.  Also in 2001, $149,000 was received on a non-residential real estate loan that had been charged off in December 1997, of which $81,000 was a recovery of previously charged off principal and $68,000 was a payment for interest that had been applied against principal and was subsequently applied to income.

               Approximately $460,000 of the commercial loan charge-offs for the year ended December 31, 2000 represents borrowings by one borrower who filed for bankruptcy.

               An allocation of the allowance for loan losses at December 31, 2002, 2001, 2000, 1999 and 1998 is presented below.  No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses.  The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates.  The table indicates the allowance for loan losses allocable to real estate secured loans and other loan types, as well as the percent of the total loan portfolio represented by balances within each loan type.

	2002		2001		2000		1999		1998

	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans

	(dollars in thousands)
Loans secured by real estate:
Residential	$704	37.3%	$660	39.8%	$681	45.3%	$566	44.6%	$476	38.7%
Non-residential	781	40.4	689	41.6	593	39.4	495	32.0	305	32.4
Construction	171	9.2	85	5.1	35	2.4	93	7.6	91	7.9
Commercial	210	11.3	187	11.3	160	10.6	192	12.0	442	16.4
Consumer and other	38	1.8	36	2.2	35	2.3	105	3.8	128	4.6
Unallocated	330	—	191	—	85	—	175	—	291	—

Total	$2,234	100.0%	$1,848	100.0%	$1,589	100.0%	$1,626	100.0%	$1,733	100.0%

Investment Activities

               The Bank has authority to invest in a variety of security types deemed prudent by the Board of Directors.  Subject to various restrictions, the Bank may own obligations of the United States Government, federal agencies, certain obligations of municipalities, certificates of deposit, banker’s acceptances, commercial paper and corporate bonds.

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

               Investment Portfolio Composition.  At December 31, 2002, the Bank’s securities held to maturity consisted of debt securities reported at a total amortized cost of $26.7 million, with a fair value of $27.8 million (or $1,053,000 more than amortized cost).  At December 31, 2002, the Bank’s available for sale securities portfolio consisted of debt securities reported at a total fair value of $11.4 million (or $158,000 more than amortized cost of $11.2 million).  The after-tax net unrealized gain of $98,000 on available for sale securities has been recorded as a direct addition to stockholders’ equity at December 31, 2002.  The Bank also held an investment of $521,000 in Federal Home Loan Bank (“FHLB”) stock at December 31, 2002, which is a non-marketable equity security reported at cost.

               The amortized cost and fair value of debt securities are summarized as follows at December 31:

	2002		2001		2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Securities available for sale:
U. S. Government Agency securities	$9,082	$9,242	$9,541	$9,779	$18,519	$18,482
Mortgage-backed securities	2,152	2,150	—	—	—	—

	11,234	11,392	9,541	9,779	18,519	18,482

Securities held to maturity:
U. S. Government Agency securities	20,746	21,657	25,918	26,373	13,647	13,576
Mortgage-backed securities	5,937	6,079	9,356	9,509	923	919
Other securities	75	75	75	75	75	75

	26,758	27,811	35,349	35,957	14,645	14,570

Total debt securities	$37,992	$39,203	$44,890	$45,736	$33,164	$33,052

               Investment Portfolio Maturities.  The following table summarizes the amortized cost and the weighted average yield of the securities portfolio (excluding mortgage-backed securities), by remaining period to contractual maturity, at December 31, 2002:

	One Year or Less	One Through Five Years	Five Through Ten Years	Total

	(dollars in thousands)
Securities available for sale:
U.S. Government Agency securities	$3,500	$5,582	$—	$9,082

Securities held to maturity:
U. S. Government Agency securities	4,572	16,174	—	20,746
Other securities	—	25	50	75

	4,572	16,199	50	20,821

Total amortized cost	$8,072	$21,781	$50	$29,903

Weighted average yield	5.70%	5.00%	5.18%	5.19%

Sources of Funds

               Deposits.  Deposits are the primary source of funds for the Bank.  The Bank’s deposits consist of checking accounts, preferred savings accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Bank’s market area.  The Bank does not accept brokered deposits.

               The following table summarizes the average balance and the average rate paid on each type of interest-bearing deposit for the years ended December 31:

	2002		2001		2000

Type of Account	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(dollars in thousands)
NOW accounts	$27,123	0.27%	$23,994	0.81%	$18,442	1.17%
Money market accounts	4,063	1.13	7,080	1.65	4,084	2.18
Regular, club, cash management	7,146	1.15	6,400	1.80	5,918	2.25
Preferred rate savings	26,103	1.49	21,868	2.30	20,615	2.76
Time certificates of deposit	59,663	4.06	51,918	5.32	42,801	5.18

Total	$124,098	2.43%	$111,260	3.32%	$91,860	3.51%

               The following table shows, by maturity, the balance of time certificates of deposit of $100,000 or more and the average rate paid at December 31, 2002.  See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

Remaining Period to Maturity	Balance	Average Rate Paid

	(dollars in thousands)
Less than 3 months	$5,927	2.71%
Greater than 3 months and less than 6 months	3,720	2.90
Greater than 6 months and less than 1 year	5,067	2.74
Greater than 1 year	3,701	5.37

Total	$18,415	3.29%

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

               The following table summarizes information concerning borrowings under securities repurchase agreements as of and for the years ended December 31:

	2002	2001	2000

	(dollars in thousands)
Borrowings at December 31	$5,723	$8,041	$6,562
Weighted average interest rate at December 31	1.42%	1.34%	2.03%
Maximum borrowings outstanding at any month end during the year	$6,149	$9,086	$7,172
Average borrowings during the year	$5,889	$7,721	$5,734
Weighted average interest rate during the year	1.34%	1.78%	2.30%

               Securities with a fair value of $5.8 million, $8.1 million and $6.6 million were pledged as collateral for repurchase agreement borrowings at December 31, 2002, 2001 and 2000, respectively.   The agreements at December 31, 2002 mature within three months.

               As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Boston may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2002, the Bank’s FHLB borrowing capacity was $10.4 million.  On such date, there were no FHLB advances outstanding.

Regulation and Supervision

               As a Connecticut-chartered bank whose deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”), the Bank is subject to regulation and supervision by both the Connecticut Banking Commissioner (the “Banking Commissioner”) and the FDIC.  The Bank also is subject to the laws and regulations of the Federal Reserve Board that are applicable to FDIC-insured financial institutions.  The Bancorp is also subject to certain regulations of the Federal Reserve Board and the Banking Commissioner.  This governmental regulation and supervision is primarily intended to protect depositors, not shareholders.

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

               Connecticut Regulation.  The Banking Commissioner regulates the Bank’s internal organization as well as its deposit, lending and investment activities.  The approval of the Banking Commissioner is required for, among other things, certain amendments to the Bank’s Articles of Incorporation and Bylaws, as well as for the establishment of branch offices and business combination transactions.  The Banking Commissioner conducts periodic examinations of the Bank.  Many of the areas regulated by the Banking Commissioner are subject to similar regulation by the FDIC.

               Connecticut banking laws grant banks broad lending authority.  Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority generally may not exceed 25% and 15%, respectively of a bank’s equity capital plus the allowance for loan losses.

               Subject to certain limited exceptions, state-chartered banks are prohibited from engaging as a principal in any activity that is not permissible for national banks.  State-chartered banks, for example, are prohibited from acquiring equity investments of a type, or in an amount, not permissible for a national bank.

               The Connecticut Interstate Banking Act permits Connecticut banks and bank holding companies to engage in stock acquisitions with depository institutions in other states with reciprocal legislation.  A majority of states have enacted such legislation.  There have been several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the Bank’s service area and bank holding companies or banks headquartered in other states.

               FDIC Regulation.  The Bank’s deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 for each insured depositor.  FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order, or conditions imposed by the FDIC.

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

               Federal law requires each federal banking agency, such as the FDIC, to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation, fees and benefits; and such other operational and  managerial standards as the agency deems appropriate.  The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings; compensation, fees and benefits; and standards for safeguarding customer information.  If the FDIC determines that an institution fails to meet any standard prescribed by the Guidelines, the FDIC may require the institution to submit to it an acceptable plan to achieve compliance with those Guidelines.  The Guidelines establish time frames for the submission and review of such safety and soundness compliance programs.

               Under the Community Reinvestment Act, as amended (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The CRA requires public disclosure of an institution’s CRA rating and requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  The Bank’s latest CRA rating, received from the FDIC on January 19, 1999, was “satisfactory”, which is second to the highest rating of “outstanding”.

               The FDIC has adopted risk-based capital guidelines applicable to FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.  Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.”  For purposes of these requirements, capital is comprised both of Tier 1 and Tier 2 capital.  Tier 1 capital consists primarily of common stock and retained earnings.  Subject to certain limitations, Tier 2 capital consists primarily of the allowance for loan losses, subordinated debt, and convertible securities.  In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks.  The greater the credit risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements.

               The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios.  The capital categories, in declining order, are: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized, and (v) critically undercapitalized.  Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees; restrict asset growth; and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval.  If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to a bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer.  When a bank becomes critically undercapitalized (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such other action as the FDIC determines would better achieve the purposes of the law.  Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

               To be considered “adequately capitalized,” an institution must generally have a leverage ratio of Tier 1 capital to total adjusted assets of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%.  Generally, a bank is considered to be “well capitalized” if it has a leverage (Tier 1) capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  As of December 31, 2002, the Bank was in full compliance with all three minimum capital standards and was categorized as “well capitalized” under the provisions of FDICIA.  See “Capital Resources” and Note 10 to the Consolidated Financial Statements for an analysis of the Bank’s actual and required regulatory capital.

               Federal Reserve System Regulation.  Under the Federal Reserve Act and Regulation D issued thereunder by the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts) which allow payments or transfers to third parties.  These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $42.1 million or less and, for net transaction accounts over $42.1 million, $1,263,000 plus 10% of the amount of such accounts in excess of $42.1 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board.  At December 31, 2002, the Bank’s net transaction accounts exceeded $42.1 million.  The Bank’s required average reserve balances were approximately $2,885,000 at December 31, 2002.

               In addition, the Bancorp is subject to regulation by the Federal Reserve Board as a bank holding company.  The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital guidelines described above.  The Federal Bank Holding Company Act of 1956, as amended (the “Federal BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage.  In general, the Bancorp and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be properly incident thereto.  State-chartered banks forming holding companies generally are allowed those powers, with certain restrictions, granted to them by applicable state law.  The Bancorp believes that it may continue to engage in those activities in which the Bank engages.

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

               In 1999, the Gramm-Leach-Bliley (“GLB”) Act was enacted, authorizing affiliations between banking, securities and insurance firms, and permitting bank holding companies and banks to engage in a variety of new financial activities.  Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.  The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities.  The GLB Act also imposes new requirements on financial institutions with respect to customer privacy.  It generally prohibits disclosure of customer information to nonaffiliated third parties unless the disclosure is made pursuant to certain exceptions or the customer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to customers annually.  Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act.  The Board of Directors approved the Bank’s privacy policy in October 2000.

               The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that a bank holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company’s capital needs, asset quality and overall financial condition.  This policy statement has had no operative effect upon the dividends paid by the Bancorp through December 31, 2002, and is not expected to have an operative effect in 2003.  The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.

               Federal Securities Law.  The common stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.  Common stock of the Company held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.  If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

               The Sarbanes-Oxley Act of 2002, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence, accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed numerous implementing rules, and the securities exchanges have proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Personnel

               As of December 31, 2002, the Bank had 63 employees (56 of whom are full-time and 7 of whom are part-time).  The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 1A.  Executive Officers of the Issuer

          The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp’s executive officers.

Name	Age	Positions Held with the Bancorp and Principal Occupations During the Past Five Years

Norman H. Reader*	78	Vice Chairman (2000 - present) President and Chief Executive Officer (1985 - 2000)
Merrill J. Forgotson*	60	President and Chief Executive Officer (2000 - present) Senior Vice President People’s Bank (1990-2000)
James P. Jakubek	53	Executive Vice President and Chief Operating Officer (1991 - present)
Paul H. Reader*	44	Senior Vice President (1993 - Present)
Ernest J. Verrico, Sr.	47	Vice President and Chief Financial Officer (2001 - present) Senior Vice President and Controller (CT/NY Region) First Union National Bank (1982-2001)
Leigh A. Hardisty	44

Vice President and Corporate Secretary
(2001 - present)
Vice President, Chief Financial Officer
and Corporate Secretary (1999 - 2001)
Vice President and Comptroller, and
Corporate Secretary (1993 - 1999)

*   Norman H. Reader is the father of Paul H. Reader and the father-in-law of Merrill J. Forgotson.  Merrill J. Forgotson and Paul H. Reader are brothers-in-law.

Item 2.   Description of Property

               The following table sets forth the location of the Bank’s main office and branches, as well as certain additional information relating to those offices.

	Year Facility Opened	Owned or Leased

Main office (1) 550 Summer Street Stamford, Connecticut	1988	Owned
Springdale office (2) 1042 Hope Street Stamford, Connecticut	1989	Leased
High Ridge office (3) 1117 High Ridge Road Stamford, Connecticut	1994	Leased
Cos Cob office (4) 211 East Putnam Avenue Cos Cob, Connecticut	1995	Leased
Norwalk office (5) 79 New Canaan Avenue Norwalk, Connecticut	1999	Leased
East Norwalk office (6) 128 East Avenue Norwalk, Connecticut	2001	Leased
Westport office (7) 1071 Post Road East Westport, Connecticut	2001	Leased
New Haven Office (8) 742-756 Chapel Street New Haven, Connecticut	2002	Leased

(1) The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

(2) The Springdale facility is a full-service branch.  The office lease provides for 1,500 square feet of interior space with a term expiring in 2007, and renewal options for three additional 5 year terms.

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

(5) The Norwalk facility is a full-service branch.  The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years expiring in 2004, and renewal options for three additional 5 year periods.

(6) The East Avenue facility is a business development office.  The office lease provides for approximately 2,800 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(7) The Westport facility is a full-service branch.  The office lease provides for approximately 1,700 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(8) The New Haven facility is a leased office space.  The office lease provides for approximately 790 square feet of interior space with an initial term of 5 years which expires in 2007, and a renewal option for one additional 5 year period.

Item 3.   Legal Proceedings

              There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

               No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

               Cornerstone Bancorp’s common stock has traded on The American Stock Exchange® under the symbol CBN since March 2, 1999, and prior thereto, the common stock of the Bank was listed on The American Stock Exchange® from January 1996 under the same symbol.  The following table sets forth, for the periods indicated, the actual high and low sales prices for the common stock as reported by The American Stock Exchange®. All prices have been adjusted to reflect the 10% stock dividend distributed in June 2002.

	2002		2001

	High	Low	High	Low

First Quarter	$16.09	$14.33	$13.23	$11.64
Second Quarter	19.09	16.09	14.55	12.09
Third Quarter	17.98	14.50	16.14	13.64
Fourth Quarter	17.00	14.30	15.00	13.55

               As of March 1, 2003, there were approximately 501 holders of record of the Bancorp’s common stock.

               The transfer agent and registrar for the Bancorp’s common stock is American Stock Transfer & Trust Company.

Dividend Policy

               The Bancorp’s shareholders are entitled to dividends, when and if declared by the Bancorp’s Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank.  For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank’s common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits.  Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years.  The Bank’s net profits retained in 2002 and 2001 (after cash dividends paid to the Bancorp) totaled $2,417,000.  Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements.  These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp.

               A 10% common stock dividend was announced April 2, 2002 and distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002. A total of 109,123 shares was distributed. The Bancorp declared cash dividends on its common stock totaling $530,000 ($0.4398 per share) in 2002 and $470,000 ($0.3977 per share) in 2001 (per share amounts adjusted for the effect of the stock dividend).

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Plans approved by shareholders:
Equity Plans approved by Shareholders	187,247	$11.94	86,095 (1)

(1)

No shares are available pursuant to the 1986 Incentive and Non-Qualified Stock Plan; 27,228 shares are available for issuance under the 1996 Stock Option Plan and 58,867 shares are available for issuance under the 2001 Restricted Stock Plan. (See Note 12 to the Consolidated Financial Statements and the discussion of “Executive Compensation” in the 2003 Proxy Statement). The table does not include shares available under the Director’s Compensation Plan which does not include a specific reservation of shares. The price and number of options and shares have been adjusted for 10% stock dividend issued in June 2002.

               As of December 31, 2002, the Company had no equity compensation plans that had not been approved by its shareholders.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

               The following management’s discussion and analysis presents a review of financial condition as of December 31, 2002 and 2001, and operating results for the years then ended.

FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

               Total assets increased to $212,054 at December 31, 2002 from $181,517 at December 31, 2001, an increase of $30,537 (or 17%).  Increases in cash and cash equivalents of $9,905, net loans of $16,691 and loans held for sale of $6,489 were funded primarily by a decrease in investment securities of $6,978 and the growth in deposits of $28,548.

               The Bank’s net loan portfolio (excluding loans held for sale) increased to $121,475 at December 31, 2002 from $104,784 at December 31, 2001, an increase of $16,691 (or 16%).  The net increase in the loan portfolio included increases of $6,021 (or 14%) in loans secured by non-residential (commercial) real estate, $5,950 (or 109%) in construction loans, $3,345 (or 8%) in residential real estate loans, and $1,985 (or 16%) in commercial loans, partially offset by a decrease of $109 (or 5%) in consumer loans. The increase in non-residential loans reflects new loan growth, notably the addition of two loans totaling approximately $3,800 in the fourth quarter of 2002.  The increase in construction loans is primarily attributable to the origination of 12 new loans totaling approximately $5,800.  The increase in residential loans is primarily attributable to the origination of two loans totaling approximately $3,700 during 2002.  Increases in commercial loans primarily reflect new loan growth.  The Bank’s business development office in Norwalk and newly opened office in New Haven, coupled with loan demand in the lower Fairfield County market, led to the overall 16% increase in the loan portfolio.

               Securities decreased to $38,150 at December 31, 2002 from $45,128 at December 31, 2001, a decrease of $6,978 (or 15%).  The decrease in the securities portfolio was primarily due to cash flows from security maturities and securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which were ultimately reinvested in the loan portfolio.  Securities held to maturity decreased to $26,758 (representing 70% of total securities) at December 31, 2002 from $35,349 (or 78%) a year earlier.  Securities available for sale increased to $11,392 (or 30% of total securities) at December 31, 2002 from $9,779 (or 22%) at December 31, 2001.  The overall portfolio continues to be comprised mostly of U.S. Government Agency securities with maturities and repricing of less than five years.  Guaranteed mortgage-backed pass-through securities are also a large segment of the overall portfolio. The shift in portfolio mix in 2002 from securities held to maturity to securities available for sale reflected management’s determination of the need for additional liquidity in the investment portfolio.  It is expected that near-term cash flows from the securities portfolio, deposit in-flows and a portion of overnight federal funds will be used to fund future loan origination.

               Deposits increased to $183,021 at December 31, 2002 from $154,473 at December 31, 2001, an increase of $28,548 (or 18%).  Demand deposits increased to $46,610 at December 31, 2002 from $33,673 at December 31, 2001, an increase of $12,937 (or 38%).  The increase in demand deposits was primarily related to a money market account with a balance of $10,700 at December 31, 2001 which was closed and reopened as a demand deposit in the first quarter of 2002.  The Bank expects the deposit balances maintained in this account to be temporary in nature.  Time deposits increased to $69,500 at December 31, 2002 from $55,483 at December 31, 2001, an increase of $14,017 (or 25%).  The largest dollar increase in time deposits occurred in 91-180 day certificates of deposit (CD’s) which increased by $10,253, followed by 181-364 day CD’s which increased by $2,631, 12-17 month CD’s which increased by $2,228, and 18-23 month CD’s which increased by $2,186.  These increases were partially offset by decreases in longer-term CD categories.  The 25% overall increase in time deposits reflects the competitive rates offered by the Bank during 2002, as well as national economic uncertainty, particularly in the equity markets, which prompted customers to seek bank deposits as an alternative to investing in the equity markets. Regular, club and money market savings increased to $34,106 at December 31, 2002 from $29,824 at December 31, 2001, an increase of $4,282 (or 14%).  These increases were partially offset by a decline in money market demand and NOW accounts which decreased to $32,805 at December 31, 2002 from $35,493 at December 31, 2001, a decrease of $2,688 (or 8%). The closing of the money market demand account referred to above was partially offset by deposits resulting from attorney-related trust activity.

               Borrowings under securities repurchase agreements decreased by $2,318 to $5,723 at December 31, 2002, from $8,041 a year earlier.

               Stockholders’ equity increased to $19,338 at December 31, 2002 from $17,941 at December 31, 2001, a net increase of $1,397 (or 8%).  The net increase primarily reflects net income of $1,820 for the year and $112 for shares issued in connection with the Dividend Reinvestment Plan, partially offset by $530 in cash dividends declared.  The ratio of stockholders’ equity to total assets declined to 9.1% at December 31, 2002, from 9.9% a year earlier, primarily reflecting the 17% increase in total assets during 2002.  Book value per common share outstanding increased to $16.01 at December 31, 2002 from $15.15 (adjusted to reflect the 2002 stock dividend) at December 31, 2001.

OPERATING RESULTS
(dollars in thousands, except per share amounts)

General

               The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings.  Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense.  Non-interest income consists primarily of banking service fees and charges, income on bank-owned life insurance, and gains and losses on sales of loans held for sale.  The Company’s non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and professional fees.  Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

               In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations.  While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on a variety of factors, including changes in economic and real estate market conditions, particularly in Southwestern Fairfield County, Connecticut.

               All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements, to gain a greater understanding of how the Company’s financial performance is reported.

Net Income

               Net income was $1,820 for 2002 compared to $1,500 for 2001, an increase of $320 or 21%.  Basic earnings per common share was $1.53 for 2002 compared to $1.27 for 2001 based on weighted average shares outstanding of approximately 1,191,000 and 1,179,000, respectively.  Diluted earnings per common share was $1.48 for 2002 compared to $1.24 for 2001 based on weighted average shares of approximately 1,232,000 and 1,205,000, respectively.

               The most significant cause of the higher net income in 2002 was the increase of $1,115 in non-interest income resulting primarily from the $595 gain on sale of SBA loans and residential mortgage loans and additional income of $145 generated from the purchase of bank-owned life insurance.  Net interest income increased by $609.  These additional income amounts were partially offset by increases of $987 in non-interest expense, $272 in the provision for loan losses, as well as an increase of $145 in income tax expense.

               The following summarizes selected statistical information for the years ended December 31:

	2002	2001

Return on average assets	0.95%	0.87%
Return on average equity	9.77	8.63
Cash dividend payout ratio	29.12	31.33
Ratio of average equity to average assets	9.74	10.06

Net Interest Income

               Net interest income was $8,478 for 2002 compared to $7,869 for 2001, an increase of $609 (or 8%), driven primarily by the higher volume of interest-earning assets and interest-bearing liabilities in 2002. The interest income from a higher volume of interest-earning assets was partially offset by declining average yields. Total average interest-earning assets increased by $13,228 (or 8%) to $173,843 in 2002 from $160,615 in 2001. Included in the total increase in average interest-earning assets was an increase of $17,100 in comparatively higher yielding loans and an increase of $7,244 in average investment securities, partially offset by a decrease in lower yielding average federal funds of $11,116. Average interest-bearing liabilities increased to $130,044 in 2002 compared to $119,079 in 2001, an increase of $10,965 (or 9%). Consistent with the trend in average asset yields, the average cost of interest-bearing liabilities declined in 2002. The trend to lower rates on both assets and liabilities reflects the continuing effect of the current low interest rate environment.

               The average yield on interest-earning assets decreased 64 basis points to 6.65% in 2002 from 7.29% in 2001.  The continued general decline in the level of market interest rates during 2002 also directly impacted yields on the Company’s time deposits and other interest-bearing deposits, as the average rate paid on interest-bearing liabilities dropped 84 basis points in 2002.  The interest rate spread, which is the yield rate on interest-earning assets minus the rate paid on interest-bearing liabilities, increased by 20 basis points to 4.27% in 2002 from 4.07% in 2001.  The net interest margin, representing the net yield on earning assets (net interest income as a percent of total interest-earning assets), decreased by 2 basis points to 4.88% in 2002 from 4.90% in 2001.

               The following table sets forth average balance sheet amounts for 2002 and 2001, together with the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income.  Average balances of securities are based on amortized cost.

	2002			2001

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

	(dollars in thousands)
Assets
Interest earning assets:
Loans	$120,309	$9,423	7.83%	$103,209	$9,039	8.76%
Securities	39,096	1,921	4.91	31,852	1,727	5.42
Federal funds sold	14,438	224	1.55	25,554	936	3.66

Total interest earning assets	173,843	11,568	6.65	160,615	11,702	7.29

Non-interest earning assets:
Cash and due from banks	10,206			8,351
Premises and equipment	2,936			2,739
Other assets	6,148			2,963
Allowance for loan losses	(1,987)			(1,832)

Total assets	$191,146			$172,836

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
NOW accounts	$27,123	$73	0.27%	$23,994	$193	0.81%
Money market accounts	4,063	46	1.13	7,080	117	1.65
Regular, club, cash management	7,146	82	1.15	6,400	115	1.80
Preferred rate savings	26,103	389	1.49	21,868	503	2.30
Time deposits	59,663	2,420	4.06	51,918	2,761	5.32
Repurchase agreements	5,889	79	1.34	7,721	138	1.78
FHLB advances	25	1	2.14	73	6	8.30
Other	32	—	1.42	25	—	1.16

Total interest bearing liabilities	130,044	3,090	2.38	119,079	3,833	3.22

Non-interest bearing liabilities:
Demand deposits	40,919			35,339
Other	1,559			1,034

Total non-interest bearing liabilities	42,478			36,373

Stockholders’ equity	18,624			17,384

Total liabilities & stockholders’ equity	$191,146			$172,836

Net interest income		$8,478			$7,869

Interest rate spread			4.27%			4.07%

Net interest margin			4.88%			4.90%

Ratio of average interest earning assets to average interest bearing liabilities	133.68%			134.88%

               The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 2002 compared to 2001.  Information is provided for each category of interest-earning assets and interest-bearing liabilities, with respect to (i) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances) and (ii) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate).  Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate, based on the relative dollar amounts of the volume and rate changes.

	Increase (Decrease) Due To

	Rate	Volume	Total

	(in thousands)
Interest Income:
Loans	$(1,017)	$1,401	$384
Securities	(173)	367	194
Federal funds sold	(406)	(306)	(712)

Total interest earning assets	$(1,596)	$1,462	$(134)

Interest Expense:
NOW accounts	$(144)	$23	$(121)
Money market accounts	(30)	(41)	(71)
Regular, club, cash management	(45)	12	(33)
Preferred rate savings	(199)	85	(114)
Time deposits	(714)	374	(340)
Repurchase agreements	(30)	(29)	(59)
FHLB advances	(3)	(2)	(5)

Total interest bearing liabilities	$(1,165)	$422	$(743)

Change in Net Interest Income	$(431)	$1,040	$609

Interest Income

               Average interest-earning assets for 2002 were $173,843 compared to $160,615 for 2001, an increase of $13,228 (or 8%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $11,568 in 2002 and $11,702 in 2001, representing a decrease of $134 (or 1%).

               Loans represent the largest component of interest-earning assets.  Average loans outstanding in 2002 were $120,309 compared to $103,209 in 2001, a 17% increase.  The Bank’s newly opened business development office in Norwalk, coupled with loan demand in the lower Fairfield County market, led to a 22% increase in the year-end loan portfolio.  Interest on loans was $9,423 in 2002 compared to $9,039 in 2001, a 4% increase.  The average yield on loans decreased to 7.83% in 2002 as compared to 8.76% in 2001, primarily reflecting the effect on the Company’s loans resulting from a continued general decline in the level of interest rates in 2002.

               Average investments in securities and Federal funds sold totaled $53,534 for 2002 compared to $57,406 for 2001, a decrease of $3,872 (or 7%).  Average securities increased by $7,244 (or 23%) in 2002, and average Federal funds sold decreased by $11,116 (or 44%).  Interest income on securities and Federal funds sold decreased to a total of $2,145 for 2002 from $2,663 for 2001, a net decrease of $518 (or 19%), consisting of a $194 increase in income on securities and a $712 decrease in income on Federal funds.  The increased income on securities primarily resulted from the redeployment of excess funds into investment securities.  The decrease in income from Federal funds was due to the general decline in market interest rates during 2001 that has prevailed in 2002, with the average rate earned on Federal funds sold decreasing to 1.55% for 2002, compared to 3.66% for 2001, as well as lower average balances as Federal funds were

re-deployed into loans and investment securities.   The average yield on securities decreased to 4.91% in 2002 from 5.42% in 2001, also reflecting continued lower market interest rates.

Interest Expense

               Interest expense was $3,090 for 2002 compared to $3,833 for 2001, a 19% decrease.  Interest expense is a function of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities were $130,044 in 2002 compared to $119,079 in 2001, an increase of $10,965 (or 9%).  The average cost of total interest-bearing deposits decreased by 84 basis points, to 2.38% in 2002 from 3.22% in 2001.

               The growth in average interest-bearing liabilities in 2002 compared to 2001 was primarily due to growth in average time deposits, which increased by $7,745.  The 15% increase in average time deposits reflects the competitive rates offered by the Bank during 2002, as well as national economic uncertainty, which prompted customers to seek bank deposits as an alternative to investing in the equity markets.

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

               The allowance for loan losses was $2,234 at December 31, 2002 and $1,848 at December 31, 2001, and the provision for loan losses was $363 and $91 for the years then ended.  The allowance for loan losses represented 1.81% and 1.73% of total loans at December 31, 2002 and 2001, respectively.  The percentage of the allowance to total non-performing loans decreased slightly to 126% at December 31, 2002 from 131% at December 31, 2001.  The higher provision for loan losses in 2002 reflects lower net recoveries ($23 in 2002 compared to $168 in 2001), as well as continued portfolio growth.

               While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Bank’s service area of Southwestern Fairfield County, Connecticut.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of information available at the time of their examination.

Non-interest Income

               Total non-interest income was $2,060 for 2002, compared to $945 for 2001, an increase of $1,115 or 118%.  The $595 gain on sale of loans in 2002 relates principally to the sale of participating interests in SBA loans and, to a lesser extent, the sale of newly originated residential mortgage loans.  Additional servicing and loan-related fee income of $228 was earned in 2002 pertaining to SBA and residential mortgage loan activity.

Income on bank-owned life insurance increased $145 compared to 2001, as approximately $4,000 in bank-owned life insurance was purchased at the end of the first quarter of 2002.

Non-interest Expense

               Total non-interest expenses were $7,240 for 2002 and $6,253 for 2001, an increase of $987, or 16%.  The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes in 2002 compared to 2001.

	2002	2001	Increase (Decrease) 2002 vs. 2001

			$	%

	(dollars in thousands)
Salaries and employee benefits	$4,009	$3,273	$736	22%
Occupancy	768	640	128	20
Furniture and equipment	390	409	(19)	(5)
Data processing	564	603	(39)	(6)
Professional fees	304	289	15	5
Advertising and promotion	204	113	91	81
Other	1,001	926	75	8

Total non-interest expense	$7,240	$6,253	$987	16%

               The increase in salaries and employee benefits was due to the addition of an average of three new employees during 2002; additional staff costs related to the Westport branch which opened in November 2001; and $145 for the salary continuation plan which was adopted as of April 1, 2002.  The increase in occupancy expenses primarily reflects rent expense, real estate taxes, depreciation as well as other occupancy expenses associated with the Norwalk business development office and Westport branch which opened in 2001.  The decrease in data processing expense is primarily related to fees and expenses incurred in 2001 with respect to the conversion of the Bank’s core data processing system.

               The following is an analysis of the major categories of non-interest expense as a percentage of total operating income (interest income plus non-interest income):

	2002	2001

Salaries and employee benefits	29.42%	25.88%
Occupancy	5.64	5.06
Furniture and equipment	2.86	3.23
Data processing	4.14	4.77
Professional fees	2.23	2.28
Advertising and promotion	1.50	0.89
Other	7.34	7.33

Total non-interest expense	53.13%	49.44%

LIQUIDITY AND INTEREST RATE SENSITIVITY
(dollars in thousands)

               The objective of the Company’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion.  Liquidity management addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

               The Company’s liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations existing as of December 31, 2002.

               At December 31, 2002, short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $32,267.  Primary liquidity of the Company is measured by the ratio of net cash, short term investments and other marketable securities (non-U.S. agency securities) to deposits and short term liabilities. The primary liquidity ratio at December 31, 2002 was 17.89%, compared to 15.55% at December 31, 2001.   The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months.   The Bank’s secondary liquidity ratio at December 31, 2002 was 34.92%, compared to 37.09% at December 31, 2001.  The Bank’s internal guideline is to maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more.

               The Company’s funding at December 31, 2002 consisted of deposit liabilities and short-term borrowings.  The Company had no long-term debt or other contractual cash obligations at December 31, 2002, other than the comparatively minor payments due under operating leases as described in Note 9 to the Consolidated Financial Statements.  At December 31, 2002, the Company had outstanding commitments to originate loans of $1,817; commitments under unused lines of credit of $14,745; and outstanding standby letters of credit of $1,650.  Substantial portions of these amounts expire within one year or less.

               If the Bank requires funds beyond its internal funding capabilities, advances are available from the FHLB of Boston.  At December 31, 2002, the Bank’s available FHLB borrowing capacity in the form of advances and a short-term line of credit was $10,422.  At December 31, 2002, certificates of deposit scheduled to mature within one year totaled $52,954.  The Bank’s experience has been that a majority of its maturing certificate of deposit accounts are renewed.

               As reported in the Consolidated Statements of Cash Flows, the Company’s cash flows are classified as operating, investing, or financing.  Net cash (used in)/provided by operating activities was ($2,856) for the year ended December 31, 2002 compared to $1,093 for the year ended December 31, 2001, primarily due to the effect of loans held for sale.  Compared to the year ended 2001, cash used in investing activities decreased $5,054.  Cash used to fund loan disbursements and bank-owned life insurance increased $12,289 and $3,824, respectively, in 2002 compared to 2001.  Cash used to purchase securities decreased $31,313 for the year ended December 31, 2002 compared to the year ended December 31, 2001.  These factors were partially offset by the effect of the proceeds from maturities and calls of securities which decreased from $22,184 in 2001 to $11,919 in 2002.  The decrease of $3,829 in net cash provided by financing activities for the year ended December 31, 2002 primarily resulted from a decrease in cash provided by deposits and a decrease in borrowings under securities repurchase agreements.  Cash and cash equivalents increased $9,905 during 2002 to $34,204 at year end.

               The following table sets forth (i) the maturity or repricing distribution of interest earning assets and interest bearing liabilities as of December 31, 2002, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest earning assets to cumulative total interest bearing liabilities, and (iv) the cumulative interest rate sensitivity gap ratio.  For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  Debt securities are placed in maturity periods based upon their projected call date, where applicable.  Adjustable rate loans are included based on the period to next repricing date, while principal payments on fixed rate loans are factored in at final maturity. Based on management’s evaluation of the interest rate sensitivity of regular savings, preferred rate savings, NOW and money market demand accounts, such balances have been included in the column for liabilities repricing after 1 but within 5 years.

	Interest Rate Sensitivity

	Within 6 Months	6 Months- 1 Year	1-5 Years	Over 5 Years	Total

	(dollars in thousands)
Interest earning assets:
Federal funds sold and securities	$28,345	$4,952	$26,025	$2,249	$61,571
Loans (1):
Adjustable rate	51,170	—	—	—	51,170
Fixed rate	6,293	1,029	38,365	26,649	72,336

Total interest earning assets	85,808	5,981	64,390	28,898	185,077

Interest bearing liabilities:
Money market demand and NOW accounts	—	—	32,805	—	32,805
Regular, club and preferred rate savings accounts	—	57	34,049	—	34,106
Time accounts	31,571	21,383	16,536	10	69,500

Total interest bearing deposits	31,571	21,440	83,390	10	136,411
Repurchase agreements	5,723	—	—	—	5,723

Total interest bearing liabilities	37,294	21,440	83,390	10	142,134

Total interest earning assets less interest bearing liabilities for the period	$48,514	$(15,459)	$(19,000)	$28,888	$42,943

Cumulative total interest earning assets less interest bearing liabilities	$48,514	$33,055	$14,055	$42,943

Cumulative total interest earning assets less interest bearing liabilities, as a percentage of total interest earning assets	26.21%	17.86%	7.59%	23.20%

(1) Excludes loans on non-accrual status, overdrafts and loans held for sale.

               The tabular presentation of the Company’s interest sensitivity position indicates that for the period up to one year following December 31, 2002, the cumulative amount of interest earning assets expected to reprice is greater than the cumulative amount of interest bearing liabilities expected to reprice. Accordingly, the Company may experience a decrease in its net interest margin if interest rates were to decline during this period, and an increase in net interest margin if interest rates were to increase.  From one through five years, more interest bearing liabilities are expected to reprice than interest earning assets; therefore, the Company would experience a decrease in its net interest margin in a rising rate environment and an increase in its net interest margin in a declining rate environment.

               The tabular presentation only illustrates the repricing of interest earning assets and interest bearing liabilities at a point in time, and is not indicative of when and how the interest earning assets and interest bearing liabilities would actually reprice.

CAPITAL RESOURCES

               At December 31, 2002 and 2001, the Bank’s leverage capital ratio was 9.2% and 9.6%, respectively.  At December 31, 2002 and 2001, the Bank’s Tier 1 risk-based capital ratio was 13.0% and 14.7%, respectively, and its total-risk based capital ratio was 14.2% and 16.0%, respectively.  These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a “well-capitalized” institution.  The Bancorp’s consolidated capital ratios at December 31, 2002 and 2001 were substantially the same as the Bank’s ratios.

               During 2002, a total of $530,000 in quarterly cash dividends were declared.  A 10% common stock dividend was distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002.

IMPACT OF INFLATION AND CHANGING PRICES

               The Consolidated Financial Statements and related Notes have been prepared in conformity with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike industrial companies, nearly all the assets and liabilities of the Company are financial.  As a result, the Company’s net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations.  Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services.  The Company’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities as part of its interest rate risk management program may reduce the effect which changes in interest rates have on net income.  Liquidity and maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable levels of net income and there is no assurance the Company will be successful in doing so.

Item 7.   Financial Statements

               The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, independent auditors, are included herein on pages F-1 through F-27.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

               Information regarding the Bancorp’s directors is incorporated by reference herein to the Bancorp’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2003 (the “2003 Proxy Statement”).  Information regarding the Bancorp’s executive officers is included as Item 1A in Part I of this Form 10-KSB.

Item 10.   Executive Compensation

               Information regarding the compensation of the Bancorp’s executive officers is incorporated by reference herein to the 2003 Proxy Statement.

-27

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               Information regarding the beneficial ownership of the Bancorp’s common stock by certain persons is incorporated by reference herein to the 2003 Proxy Statement. Equity Compensation Plan information is provided in Item 5 to this Form 10-KSB.

Item 12.   Certain Relationships and Related Transactions

               Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2003 Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 (“Form 8-K12G3”)) (1)

3.1	Certificate of Incorporation of Cornerstone Bancorp, Inc. (Exhibit 4.1 to Form 8-K12G3) (1)

3.2	Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3) (1)

4.1	Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3)(1)

10.1

Lease agreement dated as of January 19, 1989 between First National Bank of  Stamford and Joseph F. Calve Family Trust (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC) (1)

10.2	Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3	Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4	Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.5	Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129)(“Form S-8”) (1)

10.6	Cornerstone Bancorp, Inc. 1996 Stock Plan (Exhibit 99.1 to Registration statement on Form S-8 Registration No. 333-67298) (1)

10.7	Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit 99.3 to Form S-8) (1)

10.7.1	Cornerstone Bancorp, Inc. 2001 Restricted Stock Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-67302) (1)

10.8	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.9	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.10

Employment agreement dated as of November 27, 2000 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson (Exhibit 10.10 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.11	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Paul H. Reader (Exhibit 10.11 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.12

Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24, 1999) (1)

10.13

Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (Exhibit 11.0 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1999) (1)

10.14

Lease agreement dated as of February 28, 2001 between Cornerstone Bancorp, Inc/Cornerstone Bank and Fyber Properties 128 LLC (Exhibit 10.14 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.15	Lease agreement dated as of June 6, 2001 between Cornerstone Bancorp, Inc. and Gesa B. Vogt (Exhibit 10.15 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.16	Change in control agreement dated as of October 22, 2001 between Cornerstone Bank and Ernest J. Verrico (2)

10.17	Lease agreement dated as of June 4, 2002 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC (2)

10.18	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Merrill J. Forgotson (2)

10.19	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Paul H. Reader (2)

10.20	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and James P. Jakubek (2)

10.21	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Ernest J. Verrico (2)

21.1	Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

23.1	Consent of KPMG LLP (2)

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Incorporated by reference from referenced filing.
(2) Filed herewith.

(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14.   Controls and Procedures

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

CORNERSTONE BANCORP, INC.
(Registrant)

Date: March 28, 2003	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson President and Chief Executive Officer

Date: March 28, 2003	/s/ ERNEST J. VERRICO

Ernest J. Verrico Vice President and Chief Financial Officer

**************

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELVIN L. MAISEL	Chairman of the Board	March 28, 2003

Melvin L. Maisel

/s/ NORMAN H. READER	Director and Vice Chairman	March 28, 2003

Norman H. Reader

/s/ MERRILL J. FORGOTSON	Director, President and Chief Executive Officer	March 28, 2003

Merrill J. Forgotson

/s/ JAMES P. JAKUBEK	Director, Executive Vice President	March 28, 2003

James P. Jakubek

/s/ PAUL H. READER	Director, Senior Vice President	March 28, 2003

Paul H. Reader

/s/ ERNEST J. VERRICO	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

Ernest J. Verrico

/s/ JOSEPH FIELD	Director	March 28, 2003

Joseph Field

/s/ J. JAMES GORDON	Director	March 28, 2003

J. James Gordon

Signature	Title	Date

/s/ STANLEY A. LEVINE	Director	March 28, 2003

Stanley A. Levine

/s/ JOSEPH A. MAIDA	Director	March 28, 2003

Joseph A. Maida

/s/ RONALD C. MILLER	Director	March 28, 2003

Ronald C. Miller

/s/ COURTNEY A. NELTHROPP	Director	March 28, 2003

Courtney A. Nelthropp

/s/ MARTIN PRINCE	Director	March 28, 2003

Martin Prince

/s/ DONALD SAPPERN	Director	March 28, 2003

Donald Sappern

/s/ PATRICK TISANO	Director	March 28, 2003

Patrick Tisano

/s/ JOSEPH D. WAXBERG, M.D.	Director	March 28, 2003

Joseph D. Waxberg, M.D.

CERTIFICATIONS

I, Merrill J. Forgotson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Cornerstone Bancorp, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson President and Chief Executive Officer

I, Ernest J. Verrico, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Cornerstone Bancorp, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ERNEST J. VERRICO

Ernest J. Verrico Vice President and Chief Financial Officer

Cornerstone Bancorp, Inc.

Consolidated Financial Statements as of
December 31, 2002 and 2001, and for
the Years Then Ended, With
Independent Auditor’s Report

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Consolidated Financial Statements

Independent Auditors’ Report

The Board of Directors and Stockholders
Cornerstone Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

January 27, 2003

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Consolidated Statements of Condition

December 31, 2002 and 2001

(Dollars in thousands, except per share data)

	2002	2001

Assets
Cash and cash equivalents:
Cash and due from banks (note 2)	$11,304	$8,700
Federal funds sold	22,900	15,599

Total cash and cash equivalents	34,204	24,299

Securities, including collateral of $5,815 in 2002 and $8,101 in 2001 for borrowings under securities repurchase agreements (note 3):
Available for sale, at fair value	11,392	9,779
Held to maturity, at amortized cost (fair value of $27,811 in 2002 and $35,957 in 2001)	26,758	35,349

Total securities	38,150	45,128

Loans held for sale (note 4)	7,244	755
Loans, net of allowance for loan losses of $2,234 in 2002 and $1,848 in 2001 (note 4)	121,475	104,784
Accrued interest receivable	1,081	1,075
Federal Home Loan Bank stock, at cost	521	466
Premises and equipment, net (note 5)	2,962	2,915
Deferred income taxes (note 8)	781	710
Bank-owned life insurance	5,113	1,037
Other assets	523	348

Total assets	$212,054	$181,517

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$46,610	$33,673
Money market demand and NOW	32,805	35,493
Regular, club, and money market savings	34,106	29,824
Time (note 6)	69,500	55,483

Total deposits	183,021	154,473
Borrowings under securities repurchase agreements (note 7)	5,723	8,041
Accrued interest payable	126	164
Securities purchased, not yet settled	2,529	—
Other liabilities	1,317	898

Total liabilities	192,716	163,576

Commitments and contingencies (note 9)
Stockholders’ equity (notes 10 and 12):
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,279,365 shares in 2002 and 1,153,135 shares in 2001	13	12
Additional paid-in capital	13,954	11,816
Retained earnings	6,205	6,848
Treasury stock, at cost (71,461 shares in 2002 and 76,415 shares in 2001)	(749)	(880)
Unearned restricted stock awards	(183)	—
Accumulated other comprehensive income, net of taxes (note 11)	98	145

Total stockholders’ equity	19,338	17,941

Total liabilities and stockholders’ equity	$212,054	$181,517

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2002 and 2001

(Dollars in thousands, except per share data)

	2002	2001

Interest income:
Loans	$9,423	$9,039
Securities	1,921	1,727
Federal funds sold	224	936

Total interest income	11,568	11,702

Interest expense:
Deposits	3,010	3,689
Borrowings under securities repurchase agreements and Federal Home Loan Bank advances (note 7)	80	144

Total interest expense	3,090	3,833

Net interest income	8,478	7,869
Provision for loan losses (note 4)	363	91

Net interest income after provision for loan losses	8,115	7,778

Non-interest income:
Deposit service charges	507	498
Gain on sale of loans (note 4)	595	—
Bank-owned life insurance	153	8
Other	805	439

Total non-interest income	2,060	945

Non-interest expense:
Salaries and employee benefits (notes 12 and 14)	4,009	3,273
Occupancy (note 9)	768	640
Furniture and equipment	390	409
Data processing	564	603
Professional fees	304	289
Advertising and promotion	204	113
Other	1,001	926

Total non-interest expense	7,240	6,253

Income before income tax expense	2,935	2,470
Income tax expense (note 8)	1,115	970

Net income	$1,820	$1,500

Earnings per common share (note 13):
Basic	$1.53	$1.27
Diluted	1.48	1.24

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002 and 2001

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings

	Number of Shares Outstanding	Amount

Balances at December 31, 2000	1,065,744	$11	$11,657	$5,818
Comprehensive income:
Net income	—	—	—	1,500
Other comprehensive income (note 11)	—	—	—	—
Total comprehensive income
Cash dividends declared ($0.3977 per share)	—	—	—	(470)
Shares issued in connection with:
Dividend Reinvestment Plan	9,529	1	137	—
Directors Compensation Plan	1,447	—	22	—

Balances at December 31, 2001	1,076,720	12	11,816	6,848
Comprehensive income:
Net income	—	—	—	1,820
Other comprehensive loss (note 11)	—	—	—	—
Total comprehensive income
Cash dividends declared ($0.4398 per share)	—	—	—	(530)
Shares issued in connection with:
Stock dividend	109,123	1	1,932	(1,933)
Restricted stock awards	11,450	—	52	—
Stock option exercises	3,025	—	27	—
Dividend Reinvestment Plan	6,687	—	112	—
Directors Compensation Plan	899	—	15	—

Balances at December 31, 2002	1,207,904	$13	$13,954	$6,205

	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at December 31, 2000	$(880)	$—	$(22)	$16,584
Comprehensive income:
Net income	—	—	—	1,500
Other comprehensive income (note 11)	—	—	167	167

Total comprehensive income				1,667
Cash dividends declared ($0.3977 per share)	—	—	—	(470)
Shares issued in connection with:
Dividend Reinvestment Plan	—	—	—	138
Directors Compensation Plan	—	—	—	22

Balances at December 31, 2001	(880)	—	145	17,941
Comprehensive income:
Net income	—	—	—	1,820
Other comprehensive loss (note 11)	—	—	(47)	(47)

Total comprehensive income				1,773
Cash dividends declared ($0.4398 per share)	—	—	—	(530)
Shares issued in connection with:
Stock dividend	—	—	—	—
Restricted stock awards	131	(183)	—	—
Stock option exercises	—	—	—	27
Dividend Reinvestment Plan	—	—	—	112
Directors Compensation Plan	—	—	—	15

Balances at December 31, 2002	$(749)	$(183)	$98	$19,338

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002 and 2001

(In thousands)

	2002	2001

Operating activities:
Net income	$1,820	$1,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	576	345
Provision for loan losses	363	91
Originations of loans held for sale	(22,578)	(1,586)
Proceeds from sales of loans held for sale	16,684	831
Deferred income tax (benefit) expense	(38)	10
(Increase) decrease in accrued interest receivable	(6)	49
Increase in other assets	(175)	(169)
(Decrease) increase in accrued interest payable	(38)	21
Increase in other liabilities	419	16
Income on bank-owned life insurance	(153)	(8)
Other adjustments, net	270	(7)

Net cash (used in) provided by operating activities	(2,856)	1,093

Investing activities:
Proceeds from maturities and calls of securities available for sale	3,497	12,013
Proceeds from maturities and calls of securities held to maturity	8,422	10,171
Purchases of securities available for sale	(2,683)	(3,039)
Purchases of securities held to maturity	—	(30,957)
Disbursements for loan originations (other than loans held for sale), net of principal repayments	(17,917)	(5,628)
Purchases of bank-owned life insurance	(3,923)	(99)
Purchases of Federal Home Loan Bank stock	(55)	(47)
Purchases of premises and equipment	(434)	(561)

Net cash used in investing activities	(13,093)	(18,147)

Financing activities:
Net increase in deposits	28,548	30,521
Net decrease in borrowings under securities repurchase agreements	(2,318)	(521)
Dividends paid on common stock	(515)	(455)
Proceeds from issuance of common stock	139	138

Net cash provided by financing activities	25,854	29,683

Net increase in cash and cash equivalents	9,905	12,629
Cash and cash equivalents at beginning of year	24,299	11,670

Cash and cash equivalents at end of year	$34,204	$24,299

Supplemental information:
Interest payments	$3,128	$3,812
Income tax payments	1,203	934
Increase in liability for securities purchased, not yet settled	2,529	—
Loans transferred to repossessed assets	81	—

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)	Summary of Significant Accounting Policies

Cornerstone Bancorp, Inc. (the “Bancorp”) is a bank holding company formed by Cornerstone Bank (the “Bank”) for the purpose of owning all of the Bank’s outstanding common stock.  On March 1, 1999, each share of the Bank’s common stock was exchanged on a one-for-one basis for the Bancorp’s common stock.  The Bank is a state-chartered commercial bank that provides a variety of loan and deposit services to individuals and businesses primarily in Southwestern Fairfield County, Connecticut.  The Bank is subject to regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the State of Connecticut Department of Banking, and undergoes periodic examinations by those regulatory agencies.  The Bancorp is subject to regulation and supervision by the Federal Reserve Board (the “FRB”).  The Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Bancorp, the Bank and Cornerstone Business Credit, Inc. (a wholly-owned subsidiary of the Bank which commenced small business lending operations in 2001) (collectively, the “Company”). Management has prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ significantly from those estimates, as a result of changing conditions and future events.  An estimate that is particularly critical and susceptible to near-term change is the allowance for loan losses, which is discussed below.

For purposes of the consolidated statements of cash flows, cash equivalents represent federal funds which are generally sold on an overnight basis.

Prior year amounts are reclassified, whenever necessary, to conform to the current year presentation. Earnings per share, dividends per share, and other share and per share data for all periods has been adjusted for the effect of the 10% stock dividend distributed in June 2002.

Securities

Securities are classified as either available for sale (representing securities that may be sold in the ordinary course of business) or as held to maturity (representing debt securities for which the Company has the ability and positive intent to hold until maturity).  Management determines the classification of securities at the time of purchase.  Securities held to maturity are reported at amortized cost.  Securities available for sale are reported at fair value, with unrealized gains and losses reported on a net-of-tax basis in stockholders’ equity as accumulated other comprehensive income or loss.  Securities are not acquired for trading purposes.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Purchases (sales) of securities are recorded on the trade date, and the resulting payables (receivables) are reported in the consolidated statements of condition. Gains and losses realized on sales of securities are determined using the specific identification method.  Premiums and discounts on debt securities are amortized to interest income over the term of the security.  Unrealized losses on securities are charged to earnings if management determines that the decline in fair value of a security is other than temporary.

As a member of the Federal Home Loan Bank (“FHLB”) of Boston, the Bank is required to hold a certain amount of FHLB stock.  This stock is a non-marketable equity security and, accordingly, is reported at cost.

Loans

Loans are reported at unpaid principal balances less the allowance for loan losses, except for loans held for sale which are reported at the lower of cost or estimated market value in the aggregate.  Gains and losses on sales of loans are recorded at settlement using the specific identification method.  Interest income is accrued based on contractual rates applied to principal amounts outstanding.  Loan origination and commitment fees, and certain direct origination costs, are deferred and amortized to interest income over the life of the related loan.

Loans past due 90 days or more as to principal or interest are placed on non-accrual status except for certain loans which, in management’s judgment, are adequately secured and probable of collection.  When a loan is placed on non-accrual status, previously accrued interest that has not been collected is reversed from current interest income.  Thereafter, the application of principal or interest payments received on non-accrual loans is dependent on the expectation of ultimate repayment of the loan.  If ultimate repayment is reasonably assured, payments are applied to principal and interest in accordance with the contractual terms.  If ultimate repayment is not reasonably assured or management judges it to be prudent, any payments received are applied to principal until ultimate repayment is reasonably assured.  Loans are returned to accrual status when they demonstrate a sufficient period of payment performance and are expected to be fully collectible as to principal and interest.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the existing loan portfolio.  The allowance is adjusted by periodic provisions for loan losses, and by charge-offs and recoveries.  When amounts on specific loans are judged by management to be uncollectible, those amounts are charged-off to reduce the allowance for loan losses.  Subsequent recoveries, if any, are restored to the allowance when realized.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly the larger relationships included in the commercial and commercial real estate loan portfolios.  These reviews consider factors such as the borrower’s financial condition, historical and expected ability to make loan payments, and underlying collateral values.  Management’s determination of the allowance for loan losses also considers the level of past due and non-performing loans, the Company’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions.  While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, particularly in the Company’s market area of Southwestern Fairfield County, Connecticut.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, requires recognition of an impairment loss on a loan within its scope when it is probable that the lender will be unable to collect principal and/or interest payments in accordance with the terms of the loan agreement.  SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans (such as residential mortgage and consumer loans) that are collectively evaluated for impairment in accordance with SFAS No. 5, Accounting for Contingencies.  Measurement of impairment under SFAS No. 114 may be based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the collateral’s fair value if the loan is collateral dependent.  If the measure of an impaired loan is less than its recorded amount, an impairment allowance is established as part of the allowance for loan losses.

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

Bank-Owned Life Insurance

Bank-owned life insurance is reported at the cash surrender value of the underlying policies.  Increases in the cash surrender value are recorded in non-interest income. Certain of these policies were purchased in consideration of the Company’s obligations under the salary continuation agreements described in note 14.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

tax rates expected to apply to future taxable income.  The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income.  A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances.  This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that a portion or all of the deferred tax asset will not be realized.  The valuation allowance is subject to ongoing adjustments based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset.  Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date.  The fair value of restricted stock awards, measured at the grant date, is recognized as unearned compensation (a component of stockholders’ equity) and amortized to compensation expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25.  Under SFAS No. 123, the grant-date fair value of options is recognized as compensation expense over the vesting period (if any). The Company has elected to continue to apply APB Opinion No. 25 and disclose the

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

pro forma information required by SFAS No. 123.  Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per common share would have been adjusted to the following pro forma amounts for the years ended December 31:

	2002	2001

	(In thousands, except per share data)
Net income, as reported	$1,820	$1,500
Add restricted stock expense included in reported net income, net of related tax effects	23	—
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(43)	(21)

Pro forma net income	$1,800	$1,479

Basic earnings per common share:
As reported	$1.53	$1.27
Pro forma	1.51	1.25

Diluted earnings per common share:
As reported	$1.48	$1.24
Pro forma	1.46	1.22

On a per share basis, the weighted average estimated fair values of options granted during 2002 and 2001 were $2.68 and $2.09, respectively.  These fair values were estimated using the Black Scholes option-pricing model and the following weighted average assumptions:  dividend yield of 2.6% in 2002 and 2.8% in 2001; expected volatility rates of 46% in 2002 and 14% in 2001; expected option life of eight years in 2002 and six years in 2001; and risk-free interest rates of 3.6% in 2002 and 4.3% in 2001.

Borrowings Under Securities Repurchase Agreements

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

Segment Information

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker.  As a community-oriented financial institution, substantially all of the

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Company’s operations involve the delivery of loan and deposit services to customers.  Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(2)	Cash Reserve Requirements

The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder.  These reserves were $2,885,000 and $2,368,000 at December 31, 2002 and 2001, respectively, and are included in cash and due from banks in the consolidated statements of condition.

(3)	Securities

The amortized cost, gross unrealized gains and losses, and fair values of securities are summarized below. Mortgage-backed securities consist of pass-through securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In thousands)
December 31, 2002
Available for sale:
U.S. Government Agency securities	$9,082	$160	$—	$9,242
Mortgage-backed securities	2,152	—	(2)	2,150

Total	$11,234	$160	$(2)	$11,392

Held to maturity:
U.S. Government Agency securities	$20,746	$911	$—	$21,657
Mortgage-backed securities	5,937	142	—	6,079
Other securities	75	—	—	75

Total	$26,758	$1,053	$—	$27,811

December 31, 2001
Available for sale:
U.S. Government Agency securities	$9,541	$242	$(4)	$9,779

Held to maturity:
U.S. Government Agency securities	$25,918	$455	$—	$26,373
Mortgage-backed securities	9,356	153	—	9,509
Other securities	75	—	—	75

Total	$35,349	$608	$—	$35,957

          There were no sales of securities during the years ended December 31, 2002 and 2001.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The following is a summary of the amortized cost and fair value of debt securities (other than mortgage-backed securities) at December 31, 2002, by remaining period to contractual maturity.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
One year or less	$3,500	$3,567	$4,572	$4,650
Over one year, less than five years	5,582	5,675	16,199	17,032
Five years or more	—	—	50	50

Total	$9,082	$9,242	$20,821	$21,732

In addition to securities pledged as collateral for the repurchase agreement borrowings described in note 7, securities with a fair value of $2,068,000 and $1,018,000 were pledged as collateral for other purposes at December 31, 2002 and 2001, respectively.

(4)	Loans and Concentration of Credit Risk

Most of the Company’s loans are granted to customers who reside or do business in Southwestern Fairfield County, Connecticut.  In addition to this geographic concentration, loans collateralized by real estate or granted to customers in real estate-related industries comprise the majority of the portfolio.  While collateral provides assurance as a secondary source of repayment, the Company’s underwriting standards require that a borrower’s present and expected cash flows be adequate to service the debt at loan origination.

The loan portfolio (excluding loans held for sale) consisted of the following at December 31:

	2002	2001

	(In thousands)
Loans secured by real estate:
Residential	$46,085	$42,740
Non-residential	49,977	43,956
Construction	11,429	5,479
Commercial loans	14,024	12,039
Consumer and other loans	2,259	2,368

Total loans	123,774	106,582
Allowance for loan losses	(2,234)	(1,848)
Deferred loan (fees) costs, net	(65)	50

Total loans, net	$121,475	$104,784

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Loans held for sale at December 31, 2002 consisted of residential mortgage and Small Business Administration (“SBA”) loans of $7,057,000 and $187,000, respectively. SBA loans held for sale were $755,000 at December 31, 2001.  The estimated market value of loans held for sale at December 31, 2002 and 2001 exceeded cost and, accordingly, a lower-of-cost-or-market adjustment was not required. Proceeds from sales of residential mortgage and SBA loans totaled $16,684,000 in 2002, resulting in a gain on sale of $595,000. The principal balances of SBA loans serviced for others, which are not included in the Company’s consolidated statements of condition, totaled $6,796,000 at December 31, 2002.

The following is a summary of changes in the allowance for loan losses for the years ended December 31:

	2002	2001

	(In thousands)
Balance at beginning of year	$1,848	$1,589
Provision for loan losses	363	91
Loan charge-offs	(49)	(25)
Recoveries	72	193

Balance at end of year	$2,234	$1,848

The following is an analysis of the recorded investment in impaired loans under SFAS No. 114 at December 31:

	2002	2001

	(In thousands)
Total loans past due 90 days or more	$1,758	$1,106
Less loans on accrual status (adequately secured and probable of collection)	(1,609)	(904)

Non-accrual loans past due 90 days or more	149	202
Loans current or past due less than 90 days for which interest payments are being applied to reduce principal	11	308

Total recorded investment in impaired loans	$160	$510

Repayments of approximately $1,292,000 on loans past due 90 days or more on accrual status at December 31, 2002 were received in January 2003.

The Company’s impaired loans at December 31, 2002 and 2001 were real estate secured loans with collateral values in excess of the recorded investments.  Accordingly, allowances for impairment losses were not required under SFAS No. 114.  The Company’s average recorded investment in impaired loans was $367,000 in 2002 and $474,000 in 2001.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Interest contractually due during the respective years on loans considered impaired at December 31 totaled $14,000 in 2002 and $65,000 in 2001.  The portion of the 2002 and 2001 amounts actually collected was $3,000 and $50,000, respectively.  No interest income was recorded on impaired loans in 2002 and 2001 while such loans were considered to be impaired.

(5)	Premises and Equipment

Premises and equipment are summarized as follows at December 31:

	2002	2001

	(In thousands)
Land	$695	$695
Buildings and improvements	2,028	1,979
Furniture and equipment	2,929	2,816
Vehicles	223	196

Total	5,875	5,686
Less accumulated depreciation and amortization	2,913	2,771

Premises and equipment, net	$2,962	$2,915

(6)	Time Deposits

The following is a summary of time deposits by remaining period to contractual maturity at December 31:

	2002	2001

	(In thousands)
90 days or less	$21,461	$12,122
91 to 180 days	10,110	9,291
181 days to one year	21,383	13,077

Total one year or less	52,954	34,490
Over one year, less than two years	7,328	7,917
Over two years, less than three years	4,966	4,458
Over three years, less than four years	4,119	4,592
Over four years, less than five years	123	4,026
Greater than five years	10	—

Total	$69,500	$55,483

Time deposits of $100,000 or more aggregated $18,415,000 and $12,122,000 at December 31, 2002 and 2001, respectively.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(7)	Borrowings Under Securities Repurchase Agreements and Federal Home Loan Bank Advances

Information concerning borrowings under securities repurchase agreements follows as of and for the years ended December 31:

	2002	2001

	(Dollars in thousands)
Repurchase agreement borrowings:
At year end	$5,723	$8,041
Average for the year	5,889	7,721
Maximum at any month end	6,149	9,086
Fair value of collateral securities at year end	5,815	8,101
Weighted average interest rates on borrowings:
At year end	1.42%	1.34%
Average for the year	1.34	1.78

The repurchase agreement borrowings at December 31, 2002 mature within three months. Interest expense on securities repurchase agreements was $79,000 in 2002 and $138,000 in 2001.

The Bank may borrow funds from the FHLB of Boston subject to certain limitations.  Borrowings are secured by the Bank’s investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged.  The Bank’s FHLB borrowing capacity in the form of advances and borrowings under a short-term line of credit was $10,422,000 at December 31, 2002.  There were no FHLB advances outstanding at December 31, 2002 and 2001.  Interest expense on FHLB advances was $1,000 in 2002 and $6,000 in 2001.

(8)	Income Taxes

The components of income tax expense are as follows for the years ended December 31:

	2002	2001

	(In thousands)
Federal:
Current	$928	$770
Deferred	(33)	9

	895	779

State:
Current	225	190
Deferred	(5)	1

	220	191

Total income tax expense	$1,115	$970

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

	2002	2001

	(In thousands)
Income tax at federal statutory rate	$998	$840
State income tax, net of federal tax benefit	145	126
Bank-owned life insurance and other items	(28)	4

Actual income tax expense	$1,115	$970

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

	2002	2001

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$720	$579
Non-accrual interest	101	227
Other deductible temporary differences	78	60

	899	866

Deferred tax liabilities:
Net unrealized gain on securities available for sale	60	93
Other taxable temporary differences	58	63

	118	156

Net deferred tax assets	$781	$710

Based on the Company’s historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

(9)	Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to commitments to originate loans, unused lines of credit and standby letters of credit (“credit-related financial instruments”) that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loans recognized in the consolidated statements of condition.  Substantially all of these credit-related financial instruments have been entered into with customers in the Company’s primary lending area described in note 4.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The contract amounts of credit-related financial instruments reflect the extent of the Company’s involvement with those classes of financial instruments.  The Company’s exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount.  The Company uses the same credit policies in extending commitments, lines of credit and standby letters of credit as it does for on-balance sheet instruments.

The contract amounts of these off-balance sheet financial instruments at December 31, 2002 and 2001 are summarized below:

	2002	2001

	(In thousands)
Unused lines of credit	$14,745	$15,317
Commitments to originate loans	1,817	—
Standby letters of credit	1,650	1,595

Lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  These agreements generally have fixed expiration dates, or other termination clauses, and may require payment of a fee.  Since certain of the lines of credit and commitments are expected to expire without being funded, the contract amounts do not necessarily represent future cash requirements.  In extending lines of credit and commitments, the Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit shown in the preceding table.  The Company’s recognized liability for performance standby letters of credit was insignificant at December 31, 2002.

The Company also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale).  These contracts are used to reduce the Company’s market price risk during the period from the commitment date to the sale date.  The notional amount of the Company’s forward sales contracts was approximately $8,900,000 at December 31, 2002. Changes in the fair value of the forward sales contracts, loan origination commitments and closed loans at December 31, 2002 were insignificant.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Operating Lease Commitments

The Company was obligated under various operating leases for its branch offices and other office space at December 31, 2002.  The leases include renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes.  Rent expense under operating leases was $433,000 in 2002 and $325,000 in 2001.

At December 31, 2002, the future minimum rental payments under operating leases, excluding renewal option periods, were $376,000 for 2003, $346,000 for 2004, $263,000 for 2005, $122,000 for 2006 and $32,000 for 2007.

Legal Proceedings

In the normal course of business, the Company is involved in various outstanding legal proceedings.  In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Company’s financial condition, results of operations or liquidity.

(10)	Stockholders’ Equity

Regulatory Capital Requirements

The Bank is subject to FDIC regulations that require a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Bancorp’s consolidated regulatory capital must satisfy similar requirements established by the FRB for bank holding companies.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank.  Such actions could have a direct material effect on a bank’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by the regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2002 and 2001, the Bank and the Bancorp met all capital adequacy requirements to which they are subject.  Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.  There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution.  The Bancorp’s consolidated capital ratios at December 31, 2002 and 2001 were substantially the same as the Bank’s actual ratios set forth below.

			FDIC Requirements

	Bank actual		Minimum capital adequacy		Classification as well capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2002
Leverage (tier I) capital	$18,991	9.2%	$8,258	4.0%	$10,323	5.0%
Risk-based capital:
Tier I	18,991	13.0	5,861	4.0	8,790	6.0
Total	20,772	14.2	11,720	8.0	14,650	10.0
December 31, 2001
Leverage (tier I) capital	$17,673	9.6%	$7,397	4.0%	$9,247	5.0%
Risk-based capital:
Tier I	17,673	14.7	4,799	4.0	7,198	6.0
Total	19,177	16.0	9,598	8.0	11,997	10.0

The Bank’s actual Tier I capital represents total stockholder’s equity, excluding the after-tax net unrealized gain or loss on securities available for sale.  The Bank’s actual risk-based capital represents Tier I capital plus the allowance for loan losses up to 1.25% of risk-weighted assets.

Dividends

On April 2, 2002, the Company announced a 10% stock dividend which was distributed on June 14, 2002 to shareholders of record as of May 31, 2002.  Under the terms of the dividend, stockholders received a dividend of one share of common stock for every ten shares owned as of the record date.  A total of 109,123 common shares was issued.  An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital.

The Bancorp’s ability to pay cash dividends to its shareholders is largely dependent on the ability of the Bank to pay cash dividends to the Bancorp.  Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years.  The Bank’s net profits retained in 2002 and 2001 (after cash dividends) totaled $2,417,000.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan permits shareholders to automatically reinvest cash dividends in voluntary purchases of new shares of the Company’s common stock at the current market price.  A shareholder can invest up to $5,000 in additional shares each quarter.  A total of 6,687 and 9,529 additional common shares were issued under this plan during 2002 and 2001, respectively.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Stock Repurchase Plan

In December 1999, the Company’s Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time in open market and/or privately-negotiated transactions.  A total of 76,415 treasury shares were repurchased pursuant to this plan during 2000, at a total cost of $880,000 or an average of $11.52 per share.  There were no share repurchases in 2002 and 2001.

(11)	Comprehensive Income

Total comprehensive income is reported in the consolidated statements of stockholders’ equity and represents the sum of net income and items of “other comprehensive income or loss.”  The Company’s other comprehensive income or loss represents the change during the year in after-tax unrealized gains and losses on securities available for sale.  Components of other comprehensive income are summarized as follows for the years ended December 31:

	2002	2001

	(In thousands)
Net unrealized holding (losses) gains arising during the year on securities available for sale	$(80)	$275
Related deferred income taxes	33	(108)

Other comprehensive (loss) income	$(47)	$167

The Company’s accumulated other comprehensive income, which is included as a separate component of stockholders’ equity, represents the net unrealized gains of $158,000 and $238,000 on securities available for sale at December 31, 2002 and 2001, respectively, less related deferred income taxes of $60,000 and $93,000, respectively.

(12)	Stock Compensation Plans

Stock Option Plan

The Company’s 1996 Incentive and Non-Qualified Stock Plan (the “1996 Plan”) provides for the issuance of up to 225,500 shares of the Company’s common stock, including outstanding stock options that were granted under the 1986 Incentive and Non-Qualified Stock Plan (the “1986 Plan”).  At December 31, 2002, a total of 27,228 options were available for future grants under the 1996 Plan.

The terms of the 1996 Plan and the 1986 Plan are substantially the same, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights (“SARs”).  No SARs have been granted as of December 31, 2002.  Stock options have a ten-year term and an exercise price equal to the fair value of the Company’s common stock on the grant date.  Options vest

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

immediately, except for options granted to those directors who, on the date of grant, have fewer than five years of service as a director of the Company.  Such options become exercisable beginning on the fifth anniversary of the date on which service as a director began.

Stock option transactions during 2001 and 2002 are summarized as follows:

	Number of options	Weighted average exercise price

Outstanding at December 31, 2000	154,363	$11.36
Granted	25,025	13.54
Expired	(545)	13.61

Outstanding at December 31, 2001	178,843	11.66
Granted	12,155	15.36
Expired	(726)	13.61
Exercised	(3,025)	8.99

Outstanding at December 31, 2002	187,247	11.94

Substantially all stock options outstanding at December 31, 2002 and 2001 were exercisable at those dates.  Outstanding options at December 31, 2002 consisted of 176,962 non-qualified options and 10,285 incentive options with weighted average exercise prices of $12.13 and $8.68, respectively.  The weighted average remaining term of outstanding options was 4.7 years at December 31, 2002, with option exercise prices ranging from $8.68 to $17.82.

Restricted Stock Plan

An initial award of shares of restricted stock was made in January 2002 under the terms of the 2001 Restricted Stock Plan.  An equal number of treasury shares was appropriated for distribution on vesting dates.  The restricted shares vest 40% in January 2004 and 20% in each of January 2005, 2006 and 2007.  The grant-date fair value of the shares awarded amounted to $183,000 and is being recognized as compensation expense on a straight-line basis over the vesting period. Expense recognized in 2002 amounted to $37,000.

Directors Compensation Plan

Under the Directors Compensation Plan, non-officer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting.  Directors who elect to receive stock are issued a whole number of shares of stock equal to the amount of their compensation divided by the fair value of the Company’s common stock as of the date of each Board meeting.  A total of 899 shares and 1,447 shares were issued to directors under this plan during 2002 and 2001, respectively.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(13)	Earnings Per Common Share

The following is a summary of the basic and diluted EPS calculations for 2002 and 2001:

	Income (1)	Shares	Earnings Per Share

	(In thousands, except per share data)
2002
Basic EPS	$1,820	1,191	$1.53
Effect of dilutive securities (2)	—	41

Diluted EPS	$1,820	1,232	$1.48

2001
Basic EPS	$1,500	1,179	$1.27
Effect of dilutive securities (2)	—	26

Diluted EPS	$1,500	1,205	$1.24

(1)	Net income applicable to common stock equaled net income for both 2002 and 2001.

(2)

The effect of dilutive securities represents the number of common-equivalent shares issuable from the assumed exercise of stock options or vesting of restricted stock, computed using the treasury stock method.  An average of 6,050 and 42,955 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 2002 and 2001, respectively.

(14)	Employee Savings Plan and Salary Continuation Agreements

The Company maintains a 401(k) Savings Plan covering substantially all employees.  The plan provides for matching contributions by the Company based on a percentage of employee contributions.  Total matching contributions by the Company were $74,000 in 2002 and $64,000 in 2001.

Effective April 1, 2002, the Company entered into salary continuation agreements with certain executive officers, providing for specified benefit payments for a 15-year period commencing upon the executive’s normal retirement date.  The agreements also provide for specified benefits upon early termination, disability and death.  The Company’s obligation to pay these benefits is unfunded.  Salaries and employee benefits expense includes an accrual of $145 for the period from the effective date of the agreements through December 31, 2002.

(15)	Related Party Transactions

Loans made to the Company’s officers, employees, directors and their associates and affiliated businesses totaled $4,311,000 at December 31, 2002.  During 2002, new loans made directly or indirectly to these related parties totaled $333,000 and payments totaled $524,000.  These loans were made in the ordinary course of business at prevailing credit terms (including interest rates, collateral and repayment terms), and do not involve more than a normal risk of collection.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

In the ordinary course of business, the Company also engages in transactions with companies in which certain Company directors have a business interest. Payments to such companies for commissions, services and materials totaled $94,000 in 2002 and $10,000 in 2001. Management believes that the amounts paid by the Company are reasonable and approximate the amounts that would have been paid to independent third parties.

(16)	Fair Value of Financial Instruments

SFAS No. 107 requires entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value.  The definition of a financial instrument includes many of the assets and liabilities recognized in the Company’s consolidated statements of condition, as well as certain off-balance sheet items.  Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2002		2001

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

	(In thousands)
Financial assets:
Cash and cash equivalents	$34,204	$34,204	$24,299	$24,299
Securities	38,150	39,203	45,128	45,736
Loans	128,719	128,929	105,539	107,530
FHLB stock	521	521	466	466
Accrued interest receivable	1,081	1,081	1,075	1,075
Financial liabilities:
Deposits without stated Maturities	113,521	113,521	98,990	98,990
Time deposits	69,500	70,196	55,483	56,118
Borrowings	5,723	5,723	8,041	8,041
Accrued interest payable	126	126	164	164

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The following is a description of the valuation methods used by management to estimate the fair values of the Company’s financial instruments:

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

In accordance with SFAS No. 107, these fair values do not include the value of core deposit relationships that comprise a significant portion of the Company’s deposit base.  Management believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial unrecognized value separate from the deposit balances.

Other Financial Instruments

The remaining financial assets and liabilities listed in the preceding table have fair values that approximate the respective carrying amounts because they are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Fair values of the lines of credit, loan origination commitments and standby letters of credit described in note 9 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers.  At December 31, 2002 and 2001, the fair values of these financial instruments approximated the related carrying amounts, which were insignificant.

(17)	Recent Accounting Standards

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets be measured at the lower of carrying amount or fair value less the cost to sell, and broadens the reporting of discontinued operations. This statement was effective in 2002 but did not affect the Company’s consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, updates, clarifies and simplifies several existing accounting pronouncements. Among other things, SFAS No. 145 eliminates the requirement in SFAS No. 4 to report material gains and losses from extinguishments of debt as extraordinary items, net of related income taxes. Adoption of this statement did not affect the Company’s 2002 consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability be recognized for these costs only when incurred. Prior to SFAS No. 146, a liability was recognized when an entity committed to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

SFAS No. 147, Acquisitions of Certain Financial Institutions, eliminates the requirement to amortize an excess of fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions, such as core deposit intangibles. Adoption of this statement did not affect the Company’s 2002 consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 for fiscal years ending after December 15, 2002.  The required disclosures applicable to the Company are included in note 1 to the consolidated financial statements.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that certain disclosures be made by a guarantor in its financial statements about its obligations under guarantees.  The required disclosures applicable to the Company are included in note 9 to the consolidated financial statements.  The interpretation also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002.  This recognition requirement is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, provides guidance on the identification of entities controlled through means other than voting rights.  The interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity.  A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The adoption of this interpretation is not expected to have a significant effect on the Company’s consolidated financial statements.

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(18)	Parent Company Financial Information

Set forth below are the Bancorp’s condensed statements of condition as of December 31, 2002 and 2001, together with the related condensed statements of income and cash flows for the years then ended.

	2002	2001

	(In thousands)
Condensed Statements of Condition
Assets:
Cash	$213	$152
Investment in the Bank	19,089	17,819
Other	215	95

Total	$19,517	$18,066

Liabilities and stockholders’ equity:
Liabilities	$179	$125
Stockholders’ equity	19,338	17,941

Total	$19,517	$18,066

Condensed Statements of Income
Dividends received from the Bank	$700	$515
Non-interest expense	318	190

Income before income tax benefit and equity in the Bank’s undistributed earnings	382	325
Income tax benefit	121	75

Income before equity in the Bank’s undistributed earnings	503	400
Equity in the Bank’s undistributed earnings	1,317	1,100

Net income	$1,820	$1,500

CORNERSTONE BANCORP, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	2002	2001

	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$1,820	$1,500
Equity in the Bank’s undistributed earnings	(1,317)	(1,100)
Other adjustments, net	(66)	(51)

Net cash provided by operating activities	437	349

Cash flows from financing activities:
Dividends paid on common stock	(515)	(455)
Proceeds from issuance of common stock	139	138

Net cash used in financing activities	(376)	(317)

Net increase in cash	61	32
Cash at beginning of year	152	120

Cash at end of year	$213	$152