Form 10KSB/A
period 2002-12-31
CORNERSTONE BANCORP INC
filed 2003-04-25
CIK 1079385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NUMBER ONE

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on May 21, 2003 – Part III.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

Cornerstone Bancorp, Inc. (the “Company”) hereby amends its Annual Report on Form 10-KSB, for the year ended December 31, 2002 and dated March 28, 2003.

Part II

Item 7. Financial Statements

In the original filing of the Company’s Annual Report on Form 10-KSB (dated March 28, 2003), the independent auditor’s name and address were inadvertently omitted from the Independent Auditor’s Report as set forth in the electronically filed document. Consequently, the Company hereby amends Part II, Item 7 of the Annual Report by re-submitting the independent auditor’s report and related financial statements.

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
Stamford, Connecticut

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment Number One to the report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date:	April 24, 2003	/s/ MERRILL J. FORGOTSON
Merrill J. Forgotson President and Chief Executive Officer

Date:	April 24, 2003	/s/ ERNEST J. VERRICO
Ernest J. Verrico Vice President and Chief Financial Officer

**************

CERTIFICATIONS

I, Merrill J. Forgotson, certify that:

1. I have reviewed this annual report as amended on Form 10-KSB/A, Amendment Number 1 for year ended December 31, 2002 (the “annual report”) of Cornerstone Bancorp, Inc.;

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

Date: April 24, 2003	/S/ MERRILL J. FORGOTSON
Merrill J. Forgotson President and Chief Executive Officer

**************

I, Ernest J. Verrico, certify that:

1. I have reviewed this annual report as amended on Form 10-KSB/A, Amendment Number 1 for year ended December 31, 2002 (the “annual report”) of Cornerstone Bancorp, Inc.;

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

Date: April 24, 2003	/S/ ERNEST J. VERRICO
Ernest J. Verrico Vice President and Chief Financial Officer