Form 10QSB
period 2003-03-31
CORNERSTONE BANCORP INC
filed 2003-05-15
CIK 1079385

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

The number of shares outstanding of the issuer’s common stock as of April 20, 2003 was 1,219,516.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - Financial Information

Item 1. Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except per share data)
(unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and cash equivalents:
Cash and due from banks	$10,343	$11,304
Federal funds sold	40,800	22,900

Total cash and cash equivalents	51,143	34,204

Securities, including collateral of $6,833 at March 31, 2003 and $5,815 at December 31, 2002 for borrowings under securities repurchase agreements:
Available for sale, at fair value	10,845	11,392
Held to maturity, at amortized cost (fair value of $34,011 at March 31, 2003 and $27,811 at December 31, 2002	33,142	26,758

Total securities	43,987	38,150

Loans held for sale	1,345	7,244

Loans, net of allowance for loan losses of $2,347 at March 31, 2003 and $2,234 at December 31, 2002	117,501	121,475
Accrued interest receivable	1,044	1,081
Federal Home Loan Bank stock, at cost	613	521
Premises and equipment, net	2,877	2,962
Bank-owned life insurance	5,194	5,113
Deferred income taxes	787	781
Other assets	818	523

Total assets	$225,309	$212,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$52,343	$46,610
Money market demand and NOW	32,183	32,805
Regular, club and money market savings	35,392	34,106
Time	77,225	69,500

Total deposits	197,143	183,021

Borrowings under securities repurchase agreements	6,754	5,723
Accrued interest payable	122	126
Securities purchased, not yet settled	—	2,529
Other liabilities	1,658	1,317

Total liabilities	205,677	192,716

Stockholders’ equity:
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,280,927 shares at March 31, 2003 and 1,279,365 shares at December 31, 2002	13	13
Additional paid-in capital	14,046	13,954
Retained earnings	6,480	6,205
Treasury stock, at cost (61,411 shares at March 31, 2003 and 71,461 shares at December 31, 2002)	(643)	(749)
Unearned restricted stock awards	(354)	(183)
Accumulated other comprehensive income, net of taxes	90	98

Total stockholders’ equity	19,632	19,338

Total liabilities and stockholders’ equity	$225,309	$212,054

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income:
Loans	$2,326	$2,317
Securities	427	554
Federal funds sold	98	50

Total interest income	2,851	2,921

Interest expense:
Deposits	743	805
Borrowings	19	17

Total interest expense	762	822

Net interest income	2,089	2,099

Provision for loan losses	105	48

Net interest income after provision for loan losses	1,984	2,051

Non-interest income:
Deposit service charges	119	122
Gain on sale of loans and loan servicing, net	271	76
Bank-owned life insurance	52	2
Other	144	138

Total non-interest income	586	338

Non-interest expense:
Salaries and employee benefits	1,104	899
Occupancy	183	183
Furniture and equipment	102	90
Data processing	142	138
Professional fees	93	72
Advertising and promotion	46	42
Other	239	194

Total non-interest expense	1,909	1 ,618

Income before income tax expense	661	771
Income tax expense	248	308

Net income	$413	$463

Earnings per common share (Note B):
Basic	$0.34	$0.39
Diluted	0.33	0.37

Weighted average common shares (Note B):
Basic	1,196,481	1,186,323
Diluted	1,239,815	1,239,291

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2002	$12	$11,816	$6,848	$(880)	$—	$145	$17,941
Net income			463				463
Other comprehensive loss						(56)	(56)

Total comprehensive income							407
Cash dividends ($0.10 per share)			(122)				(122)
Shares issued in connection with:
Restricted stock awards		51		132	(183)		—
Dividend Reinvestment Plan		33					33
Directors Compensation Plan		6					6

Balances at March 31, 2002	$12	$11,906	$7,189	$(748)	$(183)	$89	$18,265

Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338
Net income			413				413
Other comprehensive loss						(8)	(8)

Total comprehensive income							405
Cash dividends ($0.1125 per share)			(138)				(138)
Shares issued in connection with:
Restricted stock awards		65		106	(171)		—
Dividend Reinvestment Plan		27					27

Balances at March 31, 2003	$13	$14,046	$6,480	$(643)	$(354)	$90	$19,632

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$413	$463
Adjustments to reconcile net income to net cash provided by operating activities:
to net cash provided by operating activities:
Depreciation and amortization	149	131
Provision for loan losses	105	48
Originations of loans held for sale	(6,105)	(1,253)
Proceeds from sales of loans held for sale	12,437	1,604
Decrease in accrued interest receivable	37	4
Increase in other assets	(295)	(190)
Decrease in accrued interest payable	(4)	(28)
Increase in other liabilities	341	307
Income on bank-owned life insurance	(52)	(2)
Other adjustments, net	(11)	5

Net cash provided by operating activities	7,015	1,089

Investing activities:
Proceeds from maturities and calls of securities available for sale	520	909
Proceeds from maturities and calls of securities held to maturity	1,567	3,709
Purchases of securities held to maturity	(7,990)	—
Purchases of securities available for sale	(2,529)	—
Net receipts (disbursements) for loan originations and principal repayments, other than loans held for sale	3,447	(6,381)
Purchases of bank-owned life insurance	(29)	(2,482)
Purchases of Federal Home Loan Bank stock	(92)	(55)
Purchases of premises and equipment	(12)	(91)

Net cash used in investing activities	(5,118)	(4,391)

Financing activities:
Net increase (decrease) in deposits	14,122	(242)
Net increase (decrease) in borrowings under securities repurchase agreements	1,031	(2,017)
Dividends paid on common stock	(138)	(122)
Proceeds from issuance of common stock	27	33

Net cash provided by (used in) financing activities	15,042	(2,348)

Net increase (decrease) in cash and cash equivalents	16,939	(5,650)
Cash and cash equivalents at beginning of period	34,204	24,299

Cash and cash equivalents at end of period	$51,143	$18,649

Supplemental information:
Interest payments	$766	$850
Income tax payments	494	319
Decrease in liability for securities purchased, not yet settled	2,529	—

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(dollars in thousands)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”.  The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements.   While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2002.  The interim results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or for any other interim period.

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

NOTE B – EARNINGS PER SHARE

          Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period.  For this purpose, unvested shares of restricted stock are not considered to be outstanding.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period.  For the three month periods ended March 31, 2003 and 2002, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock.  For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

          A 10% common stock dividend was announced April 2, 2002 and distributed on June 14, 2002 to stockholders of record as of the close of business on May 31, 2002. A total of 109,123 shares were distributed.  As a result of the stock dividend, earnings per share data presented herein has been adjusted to reflect the increase in average shares outstanding.

NOTE C – STOCK-BASED COMPENSATION

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25.  Under SFAS No. 123, the grant-date fair value of options is recognized as compensation expense over the vesting period (if any). The Company has elected to continue to apply APB Opinion No. 25 and disclose the pro forma information required by SFAS No. 123.  Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per common share would have been adjusted to the following pro forma amounts:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net income, as reported	$413	$463
Add restricted stock expense included in reported net income, net of related tax effects	11	5
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(11)	(22)

Pro forma net income	$413	$446

Basic earnings per common share:
As reported	$0.34	$0.39
Pro forma	0.34	0.37

Diluted earnings per common share:
As reported	$0.33	$0.37
Pro forma	0.33	0.36

NOTE D – COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale).  Other comprehensive loss reported in the statements of stockholders’ equity for the three months ended March 31, 2003 and 2002 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,062 and $1,650 at March 31, 2003 and December 31, 2002, respectively.  Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above.  FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002.  The Company’s recognized liability for performance standby letters of credit was insignificant at March 31, 2003.

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

FINANCIAL CONDITION

General

          Total assets increased to $225,309 at March 31, 2003 from $212,054 at December 31, 2002, an increase of $13,255 (or 6%).  Increases in cash and cash equivalents of $16,939 and held to maturity securities of $6,834 were funded by an increase in deposits of $14,122 and decreases in net loans of $3,974 and loans held for sale of $5,899.

Loans

          The net loan portfolio (excluding loans held for sale) decreased to $117,501 at March 31, 2003 from $121,475 at December 31, 2002, a decrease of $3,974.  The 3% decrease in the loan portfolio in the first quarter of 2003 reflected decreases in all loan types as refinance activity, principal repayments and scheduled payoffs by consumers and commercial customers exceeded new loan originations.

          Major classifications of loans at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002	Dollar Change	Percent Change

Loans secured by real estate:
Residential	$44,254	$46,085	$(1,831)	(4)%
Non-residential	49,115	49,977	(862)	(2)
Construction	10,388	11,429	(1,041)	(9)
Commercial loans	13,905	14,024	(119)	(1)
Consumer and other loans	2,232	2,259	(27)	(1)

Total loans	119,894	123,774	(3,880)	(3)

Allowance for loan losses	(2,347)	(2,234)	113	5
Deferred loan fees, net	(46)	(65)	19	29

Total loans, net	$117,501	$121,475	$(3,974)	(3)%

Residential mortgage loans held for sale at March 31, 2003 and December 31, 2002 were $477 and $7,057, respectively.  Small Business Administration (“SBA”) loans held for sale at March 31, 2003 and December 31, 2002 were $868 and $187, respectively.

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

          The following table summarizes, by type of loan, the recorded investment in non-performing loans at March 31, 2003 and December 31, 2002.  Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	March 31, 2003	December 31, 2002

Loans on non-accrual status:
Loans secured by real estate	$149	$149

Loans on accrual status:
Loans secured by real estate	867	1,480
Commercial loans	12	122
Consumer and other loans	178	7

	1,057	1,609

Total loans past due 90 days or more	1,206	1,758

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	10	11
Commercial loans	127	—

	137	11

Total non-performing loans	$1,343	$1,769

Ratio of total non-performing loans to total loans outstanding	1.12%	1.43%

          During the quarter ended March 31, 2003, loans past due greater than 90 days and secured by real estate decreased by $613.  Repayments of approximately $1,292 on loans past due 90 days or more in accrual status at December 31, 2002 were received in January 2003 and were partially offset by the addition of a $642 loan to another borrower which became more than 90 days delinquent in the first quarter of 2003.

          During the quarter ended March 31, 2003, approximately $26 in collected interest on a former non-accrual loan was applied to income due to the payoff of the loan.  During the quarter ended March 31, 2002, the Bank recovered all principal and other amounts due on four non-accrual loans to one borrower. This recovery resulted in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income.

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,

	2003	2002

Balance at beginning of period	$2,234	$1,848
Provision for loan losses	105	48
Loan charge-offs	—	(14)
Recoveries	8	1

Balance at end of period	$2,347	$1,883

          The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.96% and 175% respectively, at March 31, 2003, compared to 1.81% and 126%, respectively, at December 31, 2002.

          In addition to non-performing loans, the Company had non-performing assets at March 31, 2003 and December 31, 2002, in the form of repossessed aircraft with a carrying amount of $81 (included in other assets in the consolidated statements of condition).  Total non-performing assets of $1,424 represented 0.63% of total assets at March 31, 2003, compared to $1,850 or 0.87% of total assets at December 31, 2002.

Securities

          Total securities increased to $43,987 at March 31, 2003 from $38,150 at December 31, 2002, an increase of $5,837 (or 15%).  The increase in the securities portfolio was primarily due to purchases of $7,990 in securities held to maturity and $2,529 in purchases of available for sale securities, which were partially offset by maturities and principal paydowns totaling $2,087.  These purchases were transacted to balance the maturity distribution (“laddered maturities”) of the securities portfolio and reduce the balance of lower yielding federal funds.

          The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	March 31, 2003		December 31, 2002

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available for sale
U.S. Agency securities	$8,571	$8,703	$9,082	$9,242
Mortgage-backed securities	2,130	2,142	2,152	2,150

	$10,701	$10,845	$11,234	$11,392

Held to maturity
U.S. Agency securities	$25,219	$26,092	$20,746	$21,657
Mortgage-backed securities	4,858	4,961	5,937	6,079
Municipal bonds	2,990	2,883	—	—
Other	75	75	75	75

	$33,142	$34,011	$26,758	$27,811

Total	$43,843	$44,856	$37,992	$39,203

Deposits

          Deposits are the primary source of funds for the Company.  Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area.  The Company does not accept brokered deposits.

          The following table indicates the composition of deposits at the dates indicated.

	March 31, 2003	December 31, 2002	Dollar Change	Percent Change

Demand (non-interest bearing)	$52,343	$46,610	$5,733	12%
Money market demand and NOW	32,183	32,805	(622)	(2)
Regular, club and money market savings	35,392	34,106	1,286	4
Time	77,225	69,500	7,725	11

Total	$197,143	$183,021	$14,122	8%

          Increases in demand, regular, club, money market savings and time deposits were partially offset by declines in money market demand and NOW accounts.  The increase in demand deposits was primarily related to the increased balances held by one demand deposit account with a balance of $17,122 at March 31, 2003 and $12,839 at December 31, 2002.  During the first three months of 2003, increases in time deposits were primarily attributable to growth of $8,028 and $2,678 in 12-17 month and 18-23 month certificates of deposit, respectively.  This growth was partially offset by decreases of $1,337 in 36-47 month certificates of deposit, $1,013 in 91-180 day certificates of deposit and $917 in 24-30 month certificates of deposits. The 11% increase in time deposits reflects the competitive rates offered by the Bank during 2002 and 2003, as well as national economic uncertainty, particularly in the equity markets, which prompted customers to seek bank deposits as an alternative to investing in the equity markets. Certificates of deposit in denominations of $100 or more were $20,396 at March 31, 2003 compared to $18,415 at December 31, 2002, an increase of $1,981 (or 11%).

Liquidity and Capital Resources

          At March 31, 2003, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $52,702.  The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other marketable securities (non-U.S. agency securities) to deposits and short-term liabilities. The primary liquidity ratio at March 31, 2003 was 27.16% compared to 17.89% at December 31, 2002.  The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months.  The Bank’s secondary liquidity ratio at March 31, 2003 was 44.41%, compared to 34.92% at December 31, 2002.  The increases in primary and secondary liquidity ratios in 2003 are primarily a result of the Bank’s increased federal fund position and to a lesser extent an increase in investment securities at March 31, 2003 as compared to December 31, 2002. These increases were partially offset by an increase in deposits and short-term liabilities at March 31, 2003 compared to December 31, 2002. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

          Net cash provided by operating activities was $7,015 for the three months ended March 31, 2003 as compared to $1,089 for the three months ended March 31, 2002, reflecting the decrease in loans held for sale in the first quarter of 2003.  Compared to the first three months of 2002, cash used in investing activities increased $727, primarily due to cash used to fund increased purchases of securities held to maturity and securities available for sale. These factors were substantially offset by the effect of net loan receipts of $3,447 during the three months ended March 31, 2003 as compared to net loan disbursements of $6,381 during the three months ended March 31, 2002.  The increase in net cash provided by financing activities of $17,390 for the three months ended March 31, 2003, primarily resulted from an increase in cash provided by deposits.  Cash and cash equivalents increased $16,939 for the three months ended March 31, 2003, compared to a decrease of $5,650 in the first quarter of 2002.

          At March 31, 2003, the Company had outstanding loan commitments under unused lines of credit approximating $14,384 and outstanding letters of credit approximating $1,062.

          At March 31, 2003 and December 31, 2002, the Company’s consolidated leverage capital ratio was 9.0% and 9.2%, respectively.  At March 31, 2003 and December 31, 2002, the Company’s consolidated Tier 1 risk-based capital ratio was 13.4% and 13.0%, respectively.  The Company’s consolidated total risk-based capital ratio at March 31, 2003 and December 31, 2002 was 14.7% and 14.2%, respectively.

The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

General

          The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings.  Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense.  Non-interest income includes banking service fees and charges, income on bank-owned life insurance, and gains and losses on sales of securities available for sale and loans held for sale.  The Company’s non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses and professional fees.  Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

          All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-KSB, to gain a greater understanding of how the Company’s financial performance is reported.

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002

          Net Income.     Net income was $413 for the three months ended March 31, 2003 compared to $463 for the three months ended March 31, 2002, a decrease of $50 (or 11%).  Diluted earnings per common share were $0.33 for the three months ended March 31, 2003 and $0.37 for the three months ended March 31, 2002 based on weighted average common shares of 1,239,815 and 1,239,291, respectively.  The annualized return on average common stockholders’ equity was 8.59% and 10.25% for the three months ended March 31, 2003 and 2002, respectively.  The annualized return on average assets was 0.77% for the three months ended March 31, 2003 and 1.03% for the three months ended March 31, 2002.

          The lower net income for the three months ended March 31, 2003 was attributable to increased non- interest expense and the provision for loan losses which was partially offset by increased non-interest income and, to a lesser extent, a decrease in income tax expense.  Although net interest income was relatively unchanged, the first quarter of 2002 included much larger recoveries of interest on non-accrual loans compared to the current quarter.

          Net Interest Income.  Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

          Net interest income was $2,089 for the three months ended March 31, 2003, a decrease of $10 from the $2,099 reported for the three months ended March 31, 2002.  During the quarter ended March 31, 2002, the Bank recognized interest income of $175 due to the recovery of interest previously applied against principal on four non-accrual loans to one borrower.  Similar recoveries of non-accrual interest were $26 in the current quarter.  Accordingly, factors other than recoveries of non-accrual interest resulted in a net increase of $139 in net interest income during the first quarter of 2003, as the effect of higher earning assets and interest-bearing liabilities more than offset the narrower net interest margin.

          The average yield on interest-earning assets decreased 127 basis points for the quarter ended March 31, 2003 compared to March 31, 2002, while the average rate paid on interest-bearing liabilities decreased 48 basis points.  Declining interest rates during 2002 which continued in 2003 directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates.  The previously-described recoveries of interest on non-accrual loans were also a primary factor in the higher yields in the first quarter of 2002.  The increased volume of loans and federal funds offset the general decline in market rates. These declining market rates also contributed to the decline in the average rate paid on interest-bearing liabilities which was only partially offset by the increased volume of deposits. These changes resulted in an 83 basis point decrease in the net interest margin to 4.29% for the quarter ended March 31, 2003 compared to 5.12% for the quarter ended March 31, 2002.

          Interest Income.  Average earning assets for the three months ended March 31, 2003 were $197,459 compared to $166,101 for the three months ended March 31, 2002, an increase of $31,358 (or 19%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,851 for the three months ended March 31, 2003 compared to $2,921 for the three months ended March 31, 2002, representing a decrease of $70 (or 2%).

          Loans represent the largest component of interest-earning assets.  Average loans outstanding in the three months ended March 31, 2003 were $125,087 compared to $109,785 during the three months ended March 31, 2002, an increase of $15,302 (or 14%).  Interest income on loans was $2,326 for the three months ended March 31, 2003 compared to $2,317 for the three months ended March 31, 2002, an increase of $9. Average loan volume increased during the quarter ended March 31, 2003 compared to March 31, 2002 but was substantially offset by declining yields on the Company’s loan portfolio.  Loan income for the quarter ended March 31, 2002 also reflects the aforementioned recovery of $175 in interest on non-accrual loans, compared to only $26 for the first quarter of 2003.

          Average investments in securities and federal funds sold were $72,372 for the three months ended March 31, 2003 compared to $56,316 for the three months ended March 31, 2002, an increase of $16,056 (or 29%). Related income decreased to $525 for the three months ended March 31, 2003 from $604 for the three months ended March 31, 2002, a decrease of $79 (or 13%).  Average investments in securities, not including federal funds sold, decreased by $5,196 (or 12%) during the three months ended March 31, 2003.  The decrease in income from securities was due to a decrease in the yield on new securities purchased, as well as the volume of securities, as maturing investments were re-deployed into the loan portfolio during 2002.  Average federal funds sold increased by $21,251 (or 172%).  The increase in federal funds is primarily due to management’s review of the appropriate level of funds necessary to meet liquidity needs.  The decline in the volume and yield on the Company’s investment securities and the yield on federal funds sold was partially offset by the increased volume of federal funds sold.

          Interest Expense.  Interest expense was $762 for the three months ended March 31, 2003 compared to $822 for the three months ended March 31, 2002, a 7% decrease.  Interest expense is a function of the volume of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities during the three months ended March 31, 2003 were $142,959 compared to $126,125 during the three months ended March 31, 2002, an increase of $16,834 (or 13%).  The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 48 basis points for the three months ended March 31, 2003 compared to the quarter ended March 31, 2002.  This decrease was partially offset by additional interest expense due to the increase in the volume of deposits.

          Provision for Loan Losses.  The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date.  Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios.  A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval.  The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans.  Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values.  The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions.  The allowance for loan losses is also reduced by charge-offs and increased by recoveries. The provision for loan losses was $105 for the three months ended March 31, 2003 and $48 for the three months ended March 31, 2002.  The increase in the provision for the three months ended March 31, 2003 compared to March 31, 2002 reflects management’s current assessment of credit risk in the portfolio, particularly the continued concern related to the economy.  Net loan recoveries were $8 in the quarter ended March 31, 2003 compared to net loan charge-offs of $13 in the first quarter last year.

          At March 31, 2003, the Company had $1,343 of non-performing loans, including $149 of non-accrual loans and $1,057 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $137 at March 31, 2003.  At December 31, 2002, the Company had $1,769 of non-performing loans, including $149 of non-accrual loans and $1,609 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments are being applied to reduce principal balances were $11 at December 31, 2002.

          Non-interest Income.  Non-interest income was $586 for the three months ended March 31, 2003 compared to $338 for the three months ended March 31, 2002, an increase of $248 (or 73%).  The $195 increase in the net gain on sale of loans and loan servicing for the three months ended March 31, 2003 compared to March 31, 2002 relates to the increased volume of sales of (i) participating interests in Small Business Administration loans and (ii) newly-originated residential mortgage loans and the related servicing rights.  Income on bank-owned life insurance increased by $50 compared to the first quarter of 2002, due to a significant purchase made at the end of the first quarter of 2002.

          Non-interest Expense.  Total non-interest expense was $1,909 for the three months ended March 31, 2003 and $1,618 for the three months ended March 31, 2002, an increase of $291 (or 18%).

          The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three Months Ended March 31,		Increase (Decrease) 2003 vs 2002

Category	2003	2002	$ Change	% Change

Salaries and employee benefits	$1,104	$899	$205	23%
Occupancy	183	183	—	—
Furniture and equipment	102	90	12	13
Data processing	142	138	4	3
Professional fees	93	72	21	29
Advertising and promotion	46	42	4	10
Other	239	194	45	23

Total non-interest expense	$1,909	$1,618	$291	18%

          The increase in salaries and employee benefits includes the addition of one employee, salary increases for existing staff, executive bonus increases and current-year quarterly expense of $48 for the salary continuation plan adopted at the end of the first quarter of 2002.  Increased furniture and equipment expense is primarily due to increased depreciation resulting from the purchase of new bank-owned vehicles in 2002.  The increase in professional fees reflects increases in audit, consulting and legal expenses.  Increased other non-interest expense primarily relates to increased donations, armored car fees and insurance expense.

          The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $178 (or 5%) in the first quarter of 2003 compared to the same period in 2002.

	Three Months Ended March 31,

Category	2003	2002

Salaries and employee benefits	32.12%	27.59%
Occupancy	5.32	5.62
Furniture and equipment	2.97	2.76
Data processing	4.13	4.23
Professional fees	2.71	2.21
Advertising and promotion	1.34	1.29
Other	6.95	5.95

Total non-interest expense	55.54%	49.65%

          Income Taxes.  The provision for income taxes decreased to $248 for the three months ended March 31, 2003 from $308 for the three months ended March 31, 2002.  This reflects the decrease in pre-tax income, as well as a lower effective tax rate in 2003 attributable to factors such as the increase in non-taxable income on bank-owned life insurance.

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

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC.
(Registrant)

Date: May 14, 2003	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson
President and Chief Executive Officer

Date: May 14, 2003	/s/ ERNEST J. VERRICO

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

Date: May 14, 2003	/s/ MERRILL J. FORGOTSON

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

Date: May 14, 2003	/s/ ERNEST J. VERRICO

Ernest J. Verrico
Vice President and Chief Financial Officer