Form 10QSB
period 2003-06-30
CORNERSTONE BANCORP INC
filed 2003-08-13
CIK 1079385

United States Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of July 23, 2003 was 1,227,021.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - Financial Information

Item 1. Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except per share data)
(unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and cash equivalents:
Cash and due from banks	$11,554	$11,304
Federal funds sold	53,000	22,900

Total cash and cash equivalents	64,554	34,204

Securities, including collateral of $6,573 at June 30, 2003 and $5,815 at December 31, 2002 for borrowings under securities repurchase agreements:
Available for sale, at fair value	8,658	11,392
Held to maturity, at amortized cost (fair value of $30,001 at June 30, 2003 and $27,811 at December 31, 2002	29,062	26,758

Total securities	37,720	38,150

Loans held for sale	2,193	7,244
Loans, net of allowance for loan losses of $2,424 at June 30, 2003 and $2,234 at December 31, 2002	116,961	121,475
Accrued interest receivable	946	1,081
Federal Home Loan Bank stock, at cost	613	521
Premises and equipment, net	2,932	2,962
Bank-owned life insurance	5,280	5,113
Deferred income taxes	795	781
Other assets	666	523

Total assets	$232,660	$212,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$48,031	$46,610
Money market demand and NOW	38,853	32,805
Regular, club and money market savings	37,618	34,106
Time	80,310	69,500

Total deposits	204,812	183,021

Borrowings under securities repurchase agreements	6,018	5,723
Accrued interest payable	114	126
Securities purchased, not yet settled	—	2,529
Other liabilities	1,742	1,317

Total liabilities	212,686	192,716

Stockholders’ equity:
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,287,123 shares at June 30, 2003 and 1,279,365 shares at December 31, 2002	13	13
Additional paid-in capital	14,123	13,954
Retained earnings	6,759	6,205
Treasury stock, at cost (61,411 shares at June 30, 2003 and 71,461 shares at December 31, 2002)	(643)	(749)
Unearned restricted stock awards	(354)	(183)
Accumulated other comprehensive income, net of taxes	76	98

Total stockholders’ equity	19,974	19,338

Total liabilities and stockholders’ equity	$232,660	$212,054

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,

	2003	2002

Interest income:
Loans	$2,189	$2,244
Securities	432	496
Federal funds sold	135	49

Total interest income	2,756	2,789

Interest expense:
Deposits	754	731
Borrowings	21	17

Total interest expense	775	748

Net interest income	1,981	2,041
Provision for loan losses	70	64

Net interest income after provision for loan losses	1,911	1,977

Non-interest income:
Deposit service charges	113	123
Gain on sale of loans and loan servicing, net	406	149
Bank-owned life insurance	49	42
Other	99	210

Total non-interest income	667	524

Non-interest expense:
Salaries and employee benefits	1,030	967
Occupancy	180	194
Furniture and equipment	101	96
Data processing	140	140
Professional fees	83	99
Advertising and promotion	41	64
Other	325	221

Total non-interest expense	1,900	1,781

Income before income tax expense	678	720
Income tax expense	261	288

Net income	$417	$432

Earnings per common share (Note B):
Basic	$0.35	$0.36
Diluted	0.33	0.35

Weighted average common shares (Note B):
Basic	1,200,335	1,189,057
Diluted	1,249,422	1,228,268

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Interest income:
Loans	$4,515	$4,560
Securities	859	1,050
Federal funds sold	233	99

Total interest income	5,607	5,709

Interest expense:
Deposits	1,497	1,536
Borrowings	40	35

Total interest expense	1,537	1,571

Net interest income	4,070	4,138
Provision for loan losses	175	112

Net interest income after provision for loan losses	3,895	4,026

Non-interest income:
Deposit service charges	231	246
Gain on sale of loans and loan servicing, net	573	225
Bank-owned life insurance	101	42
Other	346	350

Total non-interest income	1,251	863

Non-interest expense:
Salaries and employee benefits	2,133	1,866
Occupancy	364	378
Furniture and equipment	203	186
Data processing	283	278
Professional fees	176	171
Advertising and promotion	87	106
Other	563	414

Total non-interest expense	3,809	3,399

Income before income tax expense	1,337	1,490
Income tax expense	508	596

Net income	$829	$894

Earnings per common share (Note B):
Basic	$0.69	$0.75
Diluted	0.67	0.73

Weighted average common shares (Note B):
Basic	1,198,627	1,187,774
Diluted	1,245,126	1,219,999

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands, except per share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338
Net income			829				829
Other comprehensive loss						(22)	(22)

Total comprehensive income							807
Cash dividends ($0.225 per share)			(275)				(275)
Shares issued in connection with:
Restricted stock awards		65		106	(171)		—
Stock option exercises		51					51
Dividend Reinvestment Plan		53					53

Balances at June 30, 2003	$13	$14,213	$6,759	$(643)	$(354)	$76	$19,974

Balances at January 1, 2002	$12	$11,816	$6,848	$(880)	$—	$145	$17,941
Net income			894				894
Other comprehensive loss						(30)	(30)

Total comprehensive income							864
Cash dividends ($0.225 per share)			(249)				(249)
Shares issued in connection with:
Stock dividend	1	1,932	(1,933)				—
Restricted stock awards		52		131	(183)		—
Stock option exercises		27					27
Dividend Reinvestment Plan		61					61
Directors Compensation Plan		10					10

Balances at June 30, 2002	$13	$13,898	$5,560	$(749)	$(183)	$115	$18,654

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$829	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	289
Provision for loan losses	175	112
Originations of loans held for sale	(12,376)	(1,426)
Proceeds from sales of loans held for sale	17,819	1,624
Decrease in accrued interest receivable	135	3
Increase in other assets	(143)	(303)
Decrease in accrued interest payable	(12)	(48)
Increase in other liabilities	425	303
Income on bank-owned life insurance	(101)	(42)
Other adjustments, net	(14)	55

Net cash provided by operating activities	7,037	1,461

Investing activities:
Proceeds from maturities and calls of securities available for sale	2,669	2,000
Proceeds from maturities and calls of securities held to maturity	5,610	5,309
Purchases of securities held to maturity	(7,990)	—
Purchases of securities available for sale	(2,529)	—
Net receipts (disbursements) for loan originations and principal repayments, other than loans held for sale	3,959	(13,787)
Purchases of bank-owned life insurance	(66)	(3,982)
Purchases of Federal Home Loan Bank stock	(92)	(55)
Purchases of premises and equipment	(165)	(175)

Net cash provided by (used in) investing activities	1,396	(10,690)

Financing activities:
Net increase in deposits	21,791	16,358
Net increase (decrease) in borrowings under securities repurchase agreements	295	(2,113)
Dividends paid on common stock	(273)	(244)
Proceeds from issuance of common stock	104	88

Net cash provided by financing activities	21,917	14,089

Net increase in cash and cash equivalents	30,350	4,860
Cash and cash equivalents at beginning of period	34,204	24,299

Cash and cash equivalents at end of period	$64,554	$29,159

Supplemental information:
Interest payments	$1,549	$1,619
Income tax payments	532	594
Decrease in liability for securities purchased, not yet settled	2,529	—

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”.  The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements.  While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB/A, Amendment Number One for the year ended December 31, 2002.  The interim results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

          Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period.  For this purpose, unvested shares of restricted stock are not considered to be outstanding.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period.  For the three month and six month periods ended June 30, 2003 and 2002, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock.  For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)		(In thousands, except per share data)
Net income, as reported	$417	$432	$829	$894
Add restricted stock expense included in reported net income, net of related tax effects	11	6	22	11
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(16)	(12)	(27)	(34)

Pro forma net income	$412	$426	$824	$871

Basic earnings per common share:
As reported	$0.35	$0.36	$0.69	$0.75
Pro forma	0.34	0.36	0.69	0.73

Diluted earnings per common share:
As reported	$0.33	$0.35	$0.67	$0.73
Pro forma	0.33	0.35	0.66	0.71

NOTE D – COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale).  Other comprehensive loss reported in the statements of stockholders’ equity for the six months ended June 30, 2003 and 2002 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,102 and $1,650 at June 30, 2003 and December 31, 2002, respectively.  Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above.  FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002.  The Company’s recognized liability for performance standby letters of credit was insignificant at June 30, 2003.

NOTE F – RECENT ACCOUNTING STANDARDS

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 to clarify the application of certain aspects of the accounting for these instruments and activities.  The provisions of SFAS No. 149, which are generally effective for transactions after June 30, 2003, are not expected to have a significant effect on the Company’s consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003.  Under the Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances).  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

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

FINANCIAL CONDITION

General

          Total assets increased to $232,660 at June 30, 2003 from $212,054 at December 31, 2002, an increase of $20,606 (or 10%).  Increases in cash and cash equivalents of $30,350 and held to maturity securities of $2,304 were funded by an increase in deposits of $21,791 and decreases in net loans of $4,514 and loans held for sale of $5,051.

Loans

          The net loan portfolio (excluding loans held for sale) decreased to $116,961 at June 30, 2003 from $121,475 at December 31, 2002, a decrease of $4,514.  The decreases in residential real estate and construction loans in the first six months of 2003 resulted from refinance activity, principal repayments and scheduled payoffs by consumers and commercial customers exceeding new loan originations for the period.  These decreases were partially offset by increases in non-residential and commercial loans.

          Major classifications of loans at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002	Dollar Change	Percent Change

Loans secured by real estate:
Residential	$38,388	$46,085	$(7,697)	(17)%
Nonresidential	52,645	49,977	2,668	5
Construction	11,225	11,429	(204)	(2)
Commercial loans	14,876	14,024	852	6
Consumer and other loans	2,287	2,259	28	1

Total loans	119,421	123,774	(4,353)	(4)
Allowance for loan losses	(2,424)	(2,234)	190	9
Deferred loan fees, net	(36)	(65)	29	(45)

Total loans, net	$116,961	$121,475	$(4,514)	(4)%

Residential mortgage loans held for sale at June 30, 2003 and December 31, 2002 were $1,703 and $7,057, respectively.  Small Business Administration (“SBA”) loans held for sale at June 30, 2003 and December 31, 2002 were $490 and $187, respectively.

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

          The following table summarizes, by type of loan, the recorded investment in non-performing loans at June 30, 2003 and December 31, 2002.  Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	June 30, 2003	December 31, 2002

Loans on non-accrual status:
Loans secured by residential real estate	$652	$—
Loans secured by commercial real estate	149	149

	801	149

Loans on accrual status:
Loans secured by real estate	144	1,480
Commercial loans	21	122
Consumer and other loans	10	7

	175	1,609

Total loans past due 90 days or more	976	1,758

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	—	11
Commercial loans	277	—

	277	11

Total non-performing loans	$1,253	$1,769

Ratio of total non-performing loans to total loans outstanding	1.05%	1.43%

          During the six months ended June 30, 2003, loans past due greater than 90 days and secured by real estate decreased by $684.  Repayments of approximately $1,292 on loans past due 90 days or more in accrual status at December 31, 2002 were received in January 2003 and were partially offset by the addition of a $642 loan to another borrower which became more than 90 days delinquent in the first quarter of 2003.

          During the six months ended June 30, 2003, approximately $26 in collected interest on a former non-accrual loan was applied to income due to the payoff of the loan.  During the six months ended June 30, 2002, the Bank recovered all principal and other amounts due on four non-accrual loans to one borrower. This recovery resulted in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income.

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Balance at beginning of period	$2,347	$1,883	$2,234	$1,848
Provision for loan losses	70	64	175	112
Loan charge-offs	(2)	—	(2)	(14)
Recoveries	9	2	17	3

Balance at end of period	$2,424	$1,949	$2,424	$1,949

          The ratios of the allowance for loan losses to total loans and to non-performing loans were 2.03% and 193% respectively, at June 30, 2003, compared to 1.81% and 126%, respectively, at December 31, 2002.

          In addition to non-performing loans, the Company had non-performing assets at June 30, 2003 and December 31, 2002, in the form of repossessed aircraft with a carrying amount of $81 (included in other assets in the consolidated statements of condition).  Total non-performing assets of $1,334 represented 0.57% of total assets at June 30, 2003, compared to $1,850 or 0.87% of total assets at December 31, 2002.

Securities

          Total securities decreased to $37,720 at June 30, 2003 from $38,150 at December 31, 2002, a decrease of $430 (or 1%).  The decrease in the securities portfolio was primarily due to maturities and principal paydowns totaling $8,279, partially offset by purchases of $7,990 in securities held to maturity.

          The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	June 30, 2003		December 31, 2002

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Available for sale
U.S. Agency securities	$6,559	$6,665	$9,082	$9,242
Mortgage-backed securities	1,977	1,993	2,152	2,150

	$8,536	$8,658	$11,234	$11,392

Held to maturity
U.S. Agency securities	$22,138	$22,943	$20,746	$21,657
Mortgage-backed securities	3,859	3,947	5,937	6,079
Municipal bonds	2,990	3,036	—	—
Other	75	75	75	75

	$29,062	$30,001	$26,758	$27,811

Total	$37,598	$38,659	$37,992	$39,203

Deposits

          Deposits are the primary source of funds for the Company.  Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area.  The Company does not accept brokered deposits.

          The following table indicates the composition of deposits at the dates indicated.

	June 30, 2003	December 31, 2002	Dollar Change	Percent Change

Demand (non-interest bearing)	$48,031	$46,610	$1,421	3%
Money market demand and NOW	38,853	32,805	6,048	18
Regular, club and money market savings	37,618	34,106	3,512	10
Time	80,310	69,500	10,810	16

Total	$204,812	$183,021	$21,791	12%

The increase in money market demand and NOW accounts was primarily due to larger balances held in attorney-related accounts.  The increase in regular, club and money market savings was primarily due to an increase in customer deposit balances.  The increase in demand deposits was primarily related to an increase of $2.6 million in internal Bank demand deposit account balances at June 30, 2003 which are used to fund loan disbursements and customer purchases of official checks.  This increase was partially offset by a decrease of $2.1 million in the balance of one demand deposit account.  During the first six months of 2003, increases in time deposits were primarily attributable to continued growth in 12-17 month and 18-23 month certificates of deposit of $12,753 and $6,119, respectively.  This growth was partially offset by decreases of $5,233 in 91-180 day certificates of deposit, $1,433 in 24-30 month certificates of deposit, $998 in 36-47 month certificates of deposit and $397 in 60 month certificates of deposit.  The $10.8 million (or 16%) overall increase in time deposits reflects the competitive rates offered by the Bank during 2002 and 2003, as well as national economic uncertainty, particularly in the equity markets, which prompted customers to seek bank deposits as an alternative to investing in the equity markets.  Certificates of deposit in denominations of $100 or more were $20,161 at June 30, 2003 compared to $18,415 at December 31, 2002, an increase of $1,746 (or 9%).

Liquidity and Capital Resources

          At June 30, 2003, total short-term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities maturing in three months or less, totaled $62,664.  The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other marketable securities (non-U.S. agency securities) to deposits and short-term liabilities.  The primary liquidity ratio at June 30, 2003 was 31.89%, compared to 17.89% at December 31, 2002.  The Bank also calculates a secondary liquidity ratio which contemplates the maturity of held to maturity securities beyond three months.  The Bank’s secondary liquidity ratio at June 30, 2003 was 46.48%, compared to 34.92% at December 31, 2002.  The increases in primary and secondary liquidity ratios in 2003 are primarily a result of the Bank’s increased federal fund position at June 30, 2003 as compared to December 31, 2002.  These increases were partially offset by an increase in deposits and short-term liabilities at June 30, 2003 compared to December 31, 2002.  The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

          Net cash provided by operating activities was $7,037 for the six months ended June 30, 2003 as compared to $1,461 for the six months ended June 30, 2002, reflecting the higher net cash inflows from loans held for sale in the first six months of 2003.  Compared to the first six months of 2002, cash used in investing activities decreased $12,086, primarily due to the effect of net loan receipts of $3,959 during the six months ended June 30, 2003 as compared to net loan disbursements of $13,787 during the six months ended June 30, 2002.  The increase in net cash provided by financing activities of $7,828 for the six months ended June 30, 2003, primarily resulted from an increase in cash provided by deposits.  Cash and cash equivalents increased $30,350 for the six months ended June 30, 2003, compared to $4,860 in the first six months of 2002.

          At June 30, 2003, the Company had outstanding loan commitments under unused lines of credit approximating $13,037 and outstanding letters of credit approximating $1,102.

          At June 30, 2003 and December 31, 2002, the Company’s consolidated leverage capital ratio was 8.8% and 9.2%, respectively.  At June 30, 2003 and December 31, 2002, the Company’s consolidated Tier 1 risk-based capital ratio was 13.7% and 13.0%, respectively.  The Company’s consolidated total risk-based capital ratio at June 30, 2003 and December 31, 2002 was 14.9% and 14.2%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

          All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-KSB/A, Amendment Number One, to gain a greater understanding of how the Company’s financial performance is reported.

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002

          Net Income.  Net income was $417 for the three months ended June 30, 2003 compared to $432 for the three months ended June 30, 2002, a decrease of $15 (or 3%).  Diluted earnings per common share were $0.33 for the three months ended June 30, 2003 and $0.35 for the three months ended June 30, 2002 based on weighted average common shares of 1,249,422 and 1,228,268, respectively.  The annualized return on average common stockholders’ equity was 8.46% and 9.37% for the three months ended June 30, 2003 and 2002, respectively.  The annualized return on average assets was 0.73% for the three months ended June 30, 2003 and 0.93% for the three months ended June 30, 2002.

          The lower net income for the three months ended June 30, 2003 was attributable to increased non- interest expense and a reduction in total interest income, which were partially offset by increased non-interest income, and reductions in total interest expense and income tax expense.

          Net Interest Income.  Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets.  It is the primary component of the Company’s earnings.

          Net interest income was $1,981 for the three months ended June 30, 2003, a decrease of $60 from the $2,041 reported for the three months ended June 30, 2002.  The average yield on interest-earning assets decreased 127 basis points for the quarter ended June 30, 2003 compared to June 30, 2002, while the average rate paid on interest-bearing liabilities decreased 38 basis points.  Declining interest rates during 2002 which continued in 2003 directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates.  The increased volume of loans and federal funds offset the general decline in market rates. These declining market rates also contributed to the decline in the average rate paid on time certificates of deposit which was only partially offset by the increased volume of deposits.  These changes resulted in an 88 basis point decrease in the net interest margin to 3.34% for the quarter ended June 30, 2003 compared to 4.22% for the quarter ended June 30, 2002.

Interest Income.  Average earning assets for the three months ended June 30, 2003 were $207,458 compared to $168,823 for the three months ended June 30, 2002, an increase of $38,635 (or 23%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,756 for the three months ended June 30, 2003 compared to $2,789 for the three months ended June 30, 2002, representing a decrease of $33 (or 1%).

          Loans represent the largest component of interest-earning assets.  Interest income on loans was $2,189 for the three months ended June 30, 2003 compared to $2,244 for the three months ended June 30, 2002, a decrease of $55 (or 2%). Average loan volume increased during the quarter ended June 30, 2003 compared to June 30, 2002 but was substantially offset by declining yields on the Company’s loan portfolio.  Average loans outstanding in the three months ended June 30, 2003 were $119,518 compared to $116,865 during the three months ended June 30, 2002, an increase of $2,653 (or 2%).  The average yield on loans declined 35 basis points to 7.35% for the quarter ended June 30, 2003 from 7.70% for the quarter ended June 30, 2002.

          Average investments in securities and federal funds sold were $87,940 for the three months ended June 30, 2003 compared to $51,958 for the three months ended June 30, 2002, an increase of $35,982 (or 69%). Related income increased to $567 for the three months ended June 30, 2003 from $545 for the three months ended June 30, 2002, an increase of $22 (or 4%).  Average investments in securities, not including federal funds sold, increased by $2,160 (or 5%) during the six months ended June 30, 2003. The decrease in income from securities was due to a decrease in the yield on new securities purchased, which was partially offset by the increase in the volume of securities.  Average federal funds sold increased by $33,822 (or 288%).  The increase in federal funds is primarily due to management’s review of the appropriate level of funds necessary to meet liquidity needs as well as the continued decline in the loan portfolio.  The declines in the yield on the Company’s investment securities and federal funds sold to 4.21% and 1.19%, respectively, in the second quarter of 2003 from 4.95% and 1.68%, respectively, in the year-ago quarter were partially offset by the increased volume of federal funds sold.

          Interest Expense.  Interest expense was $775 for the three months ended June 30, 2003 compared to $748 for the three months ended June 30, 2002, a 4% increase.  Interest expense is a function of the volume of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities during the three months ended June 30, 2003 were $154,078 compared to $124,977 during the three months ended June 30, 2002, an increase of $29,101 (or 23%).  The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 38 basis points to 2.02% for the quarter ended June 30, 2003 compared to 2.40% the quarter ended June 30, 2002.  This decrease in rate was partially offset by additional interest expense due to the increase in the volume of deposits.

          Provision for Loan Losses.  The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date.  Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios.  A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval.  The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans.  Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values.  The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions.  The allowance for loan losses is also reduced by charge-offs and increased by recoveries.  The provision for loan losses was $70 for the three months ended June 30, 2003 and $64 for the three months ended June 30, 2002, reflecting management’s assessment of credit risk in the portfolio, particularly the continued concern related to the economy.  Net loan recoveries were $7 in the quarter ended June 30, 2003 compared to net loan recoveries of $2 in the second quarter last year.

          At June 30, 2003, the Company had $1,253 of non-performing loans, including $801 of non-accrual loans and $175 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $277 at June 30, 2003.  At December 31, 2002, the Company had $1,769 of non-performing loans, including $149 of non-accrual loans and $1,609 of accruing loans greater than 90 days past due.  Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $11 at December 31, 2002.

          Non-interest Income.  Non-interest income was $667 for the three months ended June 30, 2003 compared to $524 for the three months ended June 30, 2002, an increase of $143 (or 27%).  The $257 increase in the net gain on sale of loans and loan servicing for the three months ended June 30, 2003 compared to June 30, 2002 relates to the increased volume of sales of (i) participating interests in Small

Business Administration loans and (ii) newly-originated residential mortgage loans and the related servicing rights.

          Non-interest Expense.  Total non-interest expense was $1,900 for the three months ended June 30, 2003 and $1,781 for the three months ended June 30, 2002, an increase of $119 (or 7%).

          The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three Months Ended June 30,		Increase (Decrease) 2003 vs 2002

Category	2003	2002	$ Change	% Change

Salaries and employee benefits	$1,030	$967	$63	7%
Occupancy	180	194	(14)	(7)
Furniture and equipment	101	96	5	5
Data processing	140	140	—	—
Professional fees	83	99	(16)	(16)
Advertising and promotion	41	64	(23)	(36)
Other	325	221	104	47

Total non-interest expense	$1,900	$1,781	$119	7%

          The increase in salaries and employee benefits includes the addition of two employees, salary increases for existing staff and executive bonus increases.  The decrease in occupancy expense is primarily due to the reduction in rent expense resulting from the closure of the West Broad Street office in November 2002. Increased other non-interest expense primarily relates to increased SBA related fees, donations and insurance expense.

          The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income).  Operating income increased by $110 (or 3%) in the second quarter of 2003 compared to the same period in 2002.

	Three Months Ended June 30,

Category	2003	2002

Salaries and employee benefits	30.09%	29.19%
Occupancy	5.26	5.86
Furniture and equipment	2.95	2.90
Data processing	4.09	4.23
Professional fees	2.42	2.99
Advertising and promotion	1.20	1.93
Other	9.50	6.67

Total non-interest expense	55.51%	53.76%

          Income Taxes.  The provision for income taxes decreased to $261 for the three months ended June 30, 2003 from $288 for the three months ended June 30, 2002, primarily reflecting the decrease in pre-tax income.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2003 and June 30, 2002

          Net Income.   Net income was $829 for the six months ended June 30, 2003 compared to $894 for the six months ended June 30, 2002, a decrease of $65 (or 7%).  Diluted earnings per common share were $0.67 for the six months ended June 30, 2003 and $0.73 for the six months ended June 30, 2002 based on weighted average common shares of 1,245,126 and 1,219,999, respectively.  The annualized return on average common stockholders’ equity was 8.52% and 9.80% for the six months ended June 30, 2003 and 2002, respectively.  The annualized return on average assets was 0.75% for the six months ended June 30, 2003 and 0.98% for the six months ended June 30, 2002.

          The lower net income for the six months ended June 30, 2003 was attributable to increased non- interest expense, reduced net interest income and an increase in the provision for loan losses.  These factors were partially offset by increased non-interest income and, to a lesser extent, a decrease in income tax expense. During the first quarter of 2002, the Bank recognized interest income of $175 due to the recovery of interest previously applied against principal on four non-accrual loans to one borrower.  Similar recoveries of non-accrual interest were $26 in the first half of 2003.  These factors impacted the reduction in net interest income for the six months ended June 30, 2003 compared to June 30, 2002.

          Net Interest Income.   Net interest income was $4,070 for the six months ended June 30, 2003, a decrease of $68 from the $4,138 reported for the six months ended June 30, 2002.  During the six months ended June 30, 2002, the Bank recognized interest income of $175 due to the recovery of interest previously applied against principal on four non-accrual loans to one borrower.  Similar recoveries of non-accrual interest were $26 in the current six-month period.  Accordingly, factors other than recoveries of non-accrual interest resulted in a net increase of $81 in net interest income during the first half of 2003, as the effect of higher earning assets more than offset the narrower net interest margin.

          The average yield on interest-earning assets decreased 127 basis points to 5.60% for the six months ended June 30, 2003 compared to 6.87% for June 30, 2002, while the average rate paid on interest-bearing liabilities decreased 44 basis points to 2.08% from 2.52%.  Declining interest rates during 2002 which continued in 2003 directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates.  The previously-described recoveries of interest on non-accrual loans were also a primary factor in the higher yields in the first six months of 2002.  The increased volume of loans and federal funds partially offset the general decline in market rates. These declining market rates also contributed to the decline in the average rate paid on interest-bearing liabilities which was only partially offset by the increased volume of deposits. These changes resulted in an 84 basis point decrease in the net interest margin to 3.51% for the six months ended June 30, 2003 compared to 4.35% for the six months ended June 30, 2002.

          Interest Income.   Average earning assets for the six months ended June 30, 2003 were $202,488 compared to $167,498 for the six months ended June 30, 2002, an increase of $34,990 (or 21%).  Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $5,607 for the six months ended June 30, 2003 compared to $5,709 for the six months ended June 30, 2002, representing a decrease of $102 (or 2%).

          Loans represent the largest component of interest-earning assets.  Average loans outstanding in the six months ended June 30, 2003 were $122,280 compared to $113,341 during the six months ended June 30, 2002, an increase of $8,939 (or 8%).  Interest income on loans was $4,515 for the six months ended June 30, 2003 compared to $4,560 for the six months ended June 30, 2002, a decrease of $45 (or 1%).  Average loan volume increased during the six months ended June 30, 2003 compared to June 30, 2002 but was substantially offset by declining yields on the Company’s loan portfolio (7.45% in the first half of 2003 compared to 8.11% for the same period in 2002).  Loan income for the six months ended June 30, 2002 also reflects the aforementioned recovery of $175 in interest on non-accrual loans for the six months ended June 30, 2002, compared to a recovery of only $26 for the six months ended June 30, 2003.

          Average investments in securities and federal funds sold were $80,208 for the six months ended June 30, 2003 compared to $54,156 for the six months ended June 30, 2002, an increase of $26,052 (or 48%). Related income decreased to $1,092 for the six months ended June 30, 2003 from $1,149 for the six months ended June 30, 2002, a decrease of $57 (or 5%).  Average investments in securities, not including federal funds sold, decreased by $1,535 (or 4%) during the six months ended June 30, 2003.  The decrease in income from securities was due to a decrease in the yield on new securities purchased, as well as the volume of securities, as maturing investments were re-deployed into the loan portfolio during 2002.  Average federal funds sold increased by $27,587 (or 229%).  The increase in federal funds is primarily due to management’s review of the appropriate level of funds necessary to meet liquidity needs.  The declines in the yield on the Company’s investment securities and federal funds sold to 4.34% and 1.19%, respectively, in the first six months of 2003 from 5.03% and 1.65%, respectively, in the year-ago period were partially offset by the increased volume of federal funds sold.

          Interest Expense.   Interest expense was $1,537 for the six months ended June 30, 2003 compared to $1,571 for the six months ended June 30, 2002, a 2% decrease.  Interest expense is a function of the volume of interest-bearing liabilities and their related rates.  Average interest-bearing liabilities during the six months ended June 30, 2003 were $148,624 compared to $125,528 during the six months ended

June 30, 2002, an increase of $23,096 (or 18%).  The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 44 basis points to 2.08% for the six months ended June 30, 2003 compared to 2.52% for the six months ended June 30, 2002.  This decrease in rate was partially offset by additional interest expense due to the increase in the volume of deposits.

          Provision for Loan Losses.  The provision for loan losses was $175 for the six months ended June 30, 2003 and $112 for the six months ended June 30, 2002.  The increase in 2003 reflects management’s current assessment of credit risk in the portfolio, particularly the continued concern related to the economy.  Net loan recoveries were $15 in the six months ended June 30, 2003 compared to net loan charge-offs of $11 in the first half of last year.

          Non-interest Income.   Non-interest income was $1,251 for the six months ended June 30, 2003 compared to $863 for the six months ended June 30, 2002, an increase of $388 (or 45%).  The $348 increase in the net gain on sale of loans and loan servicing for the six months ended June 30, 2003 compared to June 30, 2002 relates to the increased volume of sales of (i) participating interests in SBA loans and (ii) newly-originated residential mortgage loans and the related servicing rights.  Income on bank-owned life insurance increased by $59 compared to the first half of 2002, due to a significant purchase made at the end of the first quarter of 2002.

          Non-interest Expense.   Total non-interest expense was $3,809 for the six months ended June 30, 2003 and $3,399 for the six months ended June 30, 2002, an increase of $410 (or 12%).

          The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Six Months Ended June 30,		Increase (Decrease) 2003 vs 2002

Category	2003	2002	$ Change	% Change

Salaries and employee benefits	$2,133	$1,866	$267	14%
Occupancy	364	378	(14)	(4)
Furniture and equipment	203	186	17	9
Data processing	283	278	5	2
Professional fees	176	171	5	3
Advertising and promotion	87	106	(19)	(18)
Other	563	414	149	36

Total non-interest expense	$3,809	$3,399	$410	12%

          The increase in salaries and employee benefits includes the addition of two employees, salary increases for existing staff, executive bonus increases and increased group insurance premiums.  The decrease in occupancy expense is primarily due to the reduction in rent expense resulting from the closure of the West Broad street office in November 2002.  Increased furniture and equipment expense is primarily due to increased depreciation resulting from the purchase of new bank-owned vehicles in 2002.  Increased other non-interest expense primarily relates to increased SBA related fees, donations and insurance expense.

          The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income).  Operating income increased by $286 (or 4%) in the first half of 2003 compared to the same period in 2002.

	Six Months Ended June 30,

Category	2003	2002

Salaries and employee benefits	31.10%	28.39%
Occupancy	5.31	5.75
Furniture and equipment	2.96	2.83
Data processing	4.13	4.23
Professional fees	2.57	2.60
Advertising and promotion	1.27	1.62
Other	8.20	6.30

Total non-interest expense	55.54%	51.72%

          Income Taxes.  The provision for income taxes decreased to $508 for the six months ended June 30, 2003 from $596 for the six months ended June 30, 2002.  This reflects the decrease in pre-tax income, as well as a lower effective tax rate in 2003 attributable to factors such as the increase in non-taxable income on bank-owned life insurance.

Item 3.  Controls and Procedures

          An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          During the quarter ended June 30, 2003, there were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls.

          Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits to this report.

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Bancorp was held on May 21, 2003.  At the Annual Meeting, the shareholders elected Stanley A. Levine, Ronald C. Miller, Martin Prince and Joseph D. Waxberg to the Board of Directors of the Company.  There were 837,764 votes for and 11,731 votes withheld for Mr. Levine; and 831,750 votes for and 18,925 votes withheld for Mr. Miller; 838,600 votes for and 11,895 votes withheld for Mr. Prince, and 839,084 votes for and 11,411 votes withheld for Mr. Waxberg. All four were elected for terms which expire at the 2006 Annual Meeting of Shareholders.  James P. Jakubek, Joseph A. Maida, Melvin L. Maisel, Norman H. Reader and Paul H. Reader are currently serving terms on the Board of Directors which expire at the 2004 Annual Meeting of Shareholders. Joseph Field, J. James Gordon, Donald Sappern and Merrill Forgotson are currently serving terms on the Board of Directors which expire at the 2005 Annual Meeting of Shareholders.

          The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.  There were 846,130 votes for, 700 votes against and 3,663 abstentions with respect to such ratification.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

   (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

1.  Form 8-K filed on April 30, 2003 reporting earnings for the calendar quarter ended March 31, 2003.

2.  Form 8-K filed on June 4, 2003 reporting cash dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: August 13, 2003	/s/ MERRILL J. FORGOTSON

Merrill J. Forgotson President and Chief Executive Officer

Date: August 13, 2003	/s/ ERNEST J. VERRICO

Ernest J. Verrico Vice President and Chief Financial Officer