Form 10QSB
period 2003-09-30
CORNERSTONE BANCORP INC
filed 2003-11-13
CIK 1079385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s common stock as of October 29, 2003 was 1,237,674.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

TABLE OF CONTENTS

PART I—Financial Information

		PAGE

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Condition September 30, 2003 and December 31, 2002	1

	Consolidated Statements of Income Three Months Ended September 30, 2003 and 2002	2

	Consolidated Statements of Income Nine Months Ended September 30, 2003 and 2002	3

	Consolidated Statements of Stockholders’ Equity Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6 - 8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9 - 22

Item 3.	Controls and Procedures	22

PART II – Other Information

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holder	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

PART I—Financial Information

Item 1.	Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents:
Cash and due from banks	$9,823	$11,304
Federal funds sold	51,500	22,900

Total cash and cash equivalents	61,323	34,204

Securities, including collateral of $5,728 at September 30, 2003 and $5,815 at December 31, 2002 for borrowings under securities repurchase agreements:
Available for sale, at fair value	11,262	11,392
Held to maturity, at amortized cost (fair value of $26,684 at September 30, 2003 and $27,811 at December 31, 2002	25,961	26,758

Total securities	37,223	38,150

Loans held for sale	2,533	7,244
Loans, net of allowance for loan losses of $2,430 at September 30, 2003 and $2,234 at December 31, 2002	114,030	121,475
Accrued interest receivable	910	1,081
Federal Home Loan Bank stock, at cost	613	521
Premises and equipment, net	3,175	2,962
Bank-owned life insurance	5,330	5,113
Deferred income taxes	811	781
Other assets	606	523

Total assets	$226,554	$212,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$41,208	$46,610
Money market demand and NOW	34,453	32,805
Regular, club and money market savings	39,948	34,106
Time	78,984	69,500

Total deposits	194,593	183,021

Borrowings under securities repurchase agreements	5,654	5,723
Accrued interest payable	107	126
Securities purchased, not yet settled	4,000	2,529
Other liabilities	1,916	1,317

Total liabilities	206,270	192,716

Stockholders’ equity:
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,288,432 shares at September 30, 2003 and 1,279,365 shares at December 31, 2002	13	13
Additional paid-in capital	14,256	13,954
Retained earnings	7,071	6,205
Treasury stock, at cost (52,061 shares at September 30, 2003 and 71,461 shares at December 31, 2002)	(545)	(749)
Unearned restricted stock awards	(558)	(183)
Accumulated other comprehensive income, net of taxes	47	98

Total stockholders’ equity	20,284	19,338

Total liabilities and stockholders’ equity	$226,554	$212,054

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Interest income:
Loans	$2,178	$2,455
Securities	357	460
Federal funds sold	108	57

Total interest income	2,643	2,972

Interest expense:
Deposits	747	726
Borrowings	18	23

Total interest expense	765	749

Net interest income	1,878	2,223
Provision for loan losses	1	118

Net interest income after provision for loan losses	1,877	2,105

Non-interest income:
Deposit service charges	112	130
Gain on sale of loans and loan servicing, net	375	166
Bank-owned life insurance	49	54
Other	201	167

Total non-interest income	737	517

Non-interest expense:
Salaries and employee benefits	1,091	1,044
Occupancy	138	197
Furniture and equipment	108	98
Data processing	135	142
Professional fees	114	84
Advertising and promotion	45	57
Other	239	222

Total non-interest expense	1,870	1,844

Income before income tax expense	744	778
Income tax expense	293	266

Net income	$451	$512

Earnings per common share (Note B):
Basic	$0.37	$0.42
Diluted	0.35	0.41

Weighted average common shares (Note B):
Basic	1,204,049	1,205,660
Diluted	1,270,929	1,237,669

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Interest income:
Loans	$6,693	$7,015
Securities	1,216	1,510
Federal funds sold	341	156

Total interest income	8,250	8,681

Interest expense:
Deposits	2,244	2,262
Borrowings	58	58

Total interest expense	2,302	2,320

Net interest income	5,948	6,361
Provision for loan losses	176	230

Net interest income after provision for loan losses	5,772	6,131

Non-interest income:
Deposit service charges	343	376
Gain on sale of loans and loan servicing, net Bank-owned life insurance	948 150	391 96
Other	547	517

Total non-interest income	1,988	1,380

Non-interest expense:
Salaries and employee benefits	3,224	2,910
Occupancy	502	575
Furniture and equipment	311	284
Data processing	418	420
Professional fees	290	255
Advertising and promotion	132	163
Other	802	636

Total non-interest expense	5,679	5,243

Income before income tax expense	2,081	2,268
Income tax expense	801	862

Net income	$1,280	$1,406

Earnings per common share (Note B):
Basic	$1.07	$1.18
Diluted	1.02	1.15

Weighted average common shares (Note B):
Basic	1,200,352	1,193,736
Diluted	1,255,591	1,227,382

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338
Net income			1,280				1,280
Other comprehensive loss						(51)	(51)

Total comprehensive income							1,229
Cash dividends ($0.338 per share)			(414)				(414)
Shares issued in connection with:
Restricted stock awards		171		204	(375)		—
Stock option exercises Dividend Reinvestment Plan		51 80					51 80

Balances at September 30, 2003	$13	$14,256	$7,071	$(545)	$(558)	$47	$20,284

Balances at January 1, 2002	$12	$11,816	$6,848	$(880)	$—	$145	$17,941
Net income			1,406				1,406
Other comprehensive loss						(19)	(19)

Total comprehensive income							1,387
Cash dividends ($0.338 per share)			(393)				(393)
Shares issued in connection with:
Stock dividend Restricted stock awards	1	1,932 52	(1,933)	131	(183)		— —
Stock option exercises		27					27
Dividend Reinvestment Plan Directors Compensation Plan		86 15					86 15

Balances at September 30, 2002	$13	$13,928	$5,928	$(749)	$(183)	$126	$19,063

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$1,280	$1,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	458	424
Provision for loan losses	176	230
Originations of loans held for sale	(22,639)	(10,096)
Proceeds from sales of loans held for sale	27,784	7,528
Decrease (increase) in accrued interest receivable	171	(67)
Increase in other assets	(83)	(1,050)
Decrease in accrued interest payable	(19)	(51)
Increase in other liabilities	599	910
Income on bank-owned life insurance	(150)	(96)
Other adjustments, net	(425)	154

Net cash provided by (used in) operating activities	7,152	(708)

Investing activities:
Proceeds from maturities and calls of securities available for sale	4,001	3,000
Proceeds from maturities and calls of securities held to maturity	8,673	7,192
Purchases of securities held to maturity	(7,990)	—
Purchases of securities available for sale	(2,529)	—
Net receipts (disbursements) for loan originations and principal repayments, other than loans held for sale	7,257	(14,739)
Purchases of bank-owned life insurance	(67)	(3,922)
Purchases of Federal Home Loan Bank stock	(92)	(55)
Purchases of premises and equipment	(509)	(363)

Net cash provided by (used in) investing activities	8,744	(8,887)

Financing activities:
Net increase in deposits	11,572	16,036
Net decrease in borrowings under securities repurchase agreements	(69)	(2,258)
Dividends paid on common stock	(411)	(379)
Proceeds from issuance of common stock	131	113

Net cash provided by financing activities	11,223	13,512

Net increase in cash and cash equivalents	27,119	3,917
Cash and cash equivalents at beginning of period	34,204	24,299

Cash and cash equivalents at end of period	$61,323	$28,216

Supplemental information:
Interest payments	$2,321	$2,371
Income tax payments	818	783
Increase in liability for securities purchased, not yet settled	1,471	—
Loans transferred to repossessed assets	—	190

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

(dollars in thousands)

NOTE A – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB/A, Amendment Number One for the year ended December 31, 2002. The interim results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or for any other interim period.

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

NOTE B – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three month and nine month periods ended September 30, 2003 and 2002, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net income, as reported	$451	$512	$1,280	$1,406
Add restricted stock expense included in reported net income, net of related tax effects	11	6	33	17
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(11)	(6)	(38)	(41)

Pro forma net income	$451	$512	$1,275	$1,382

Basic earnings per common share:
As reported	$0.37	$0.42	$1.07	$1.18
Pro forma	0.37	0.42	1.06	1.16

Diluted earnings per common share:
As reported	$0.35	$0.41	$1.02	$1.15
Pro forma	0.35	0.41	1.02	1.13

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive loss reported in the statements of stockholders’ equity for the nine months ended September 30, 2003 and 2002 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,338 and $1,650 at September 30, 2003 and December 31, 2002, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The Company’s recognized liability for performance standby letters of credit was insignificant at September 30, 2003.

NOTE F – RECENT ACCOUNTING STANDARDS

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 to clarify the application of certain aspects of the accounting for these instruments and activities. The adoption of SFAS No. 149, which is generally effective for transactions after June 30, 2003, did not have a significant effect on the Company’s consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. Under the Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). As originally issued, SFAS No. 150 was generally effective for financial instruments of public entities entered into or modified after May 31, 2003 and otherwise as of the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the Statement’s provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

FINANCIAL CONDITION

General

Total assets increased to $226,554 at September 30, 2003 from $212,054 at December 31, 2002, an increase of $14,500 (or 7%). The increase in cash and cash equivalents of $27,119 was funded principally by an increase in deposits of $11,572 and decreases in net loans of $7,445 and loans held for sale of $4,711.

Loans

The net loan portfolio (excluding loans held for sale) decreased to $114,030 at September 30, 2003 from $121,475 at December 31, 2002, a decrease of $7,445 (or 6%). The decrease in residential real estate loans in the first nine months of 2003 resulted from refinance activity, principal repayments and scheduled payoffs by consumers and commercial customers, which exceeded new loan originations for the period. The decrease in residential real estate loans was partially offset by increases in non-residential, commercial and construction loans.

Major classifications of loans at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$36,276	$46,085	$(9,809)	(21%)
Non-residential	51,804	49,977	1,827	4
Construction	11,750	11,429	321	3
Commercial loans	14,520	14,024	496	4
Consumer and other loans	2,159	2,259	(100)	(4)

Total loans	116,509	123,774	(7,265)	(6)
Allowance for loan losses	(2,430)	(2,234)	196	9
Deferred loan fees, net	(49)	(65)	(16)	(25)

Total loans, net	$114,030	$121,475	$(7,445)	(6%)

Residential mortgage loans held for sale at September 30, 2003 and December 31, 2002 were $1,908 and $7,057, respectively. Small Business Administration (“SBA”) loans held for sale at September 30, 2003 and December 31, 2002 were $625 and $187, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at September 30, 2003 and December 31, 2002. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	September 30, 2003	December 31, 2002
Loans on non-accrual status:
Loans secured by residential real estate	$652	$—
Loans secured by commercial real estate	—	149

	652	149

Loans on accrual status:
Loans secured by real estate	444	1,480
Commercial loans	43	122
Consumer and other loans	2	7

	489	1,609

Total loans past due 90 days or more	1,141	1,758

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	30	11
Commercial loans	232	—

	262	11

Total non-performing loans	$1,403	$1,769

Ratio of total non-performing loans to total loans outstanding	1.20%	1.43%

During the nine months ended September 30, 2003, loans past due 90 days or more decreased by $617. Repayments of approximately $1,292 on loans secured by real estate past due 90 days or more and on accrual status at December 31, 2002 were received in January 2003. The repayment was partially offset by the addition of $673 in loans to another borrower, which became more than 90 days delinquent during the nine months ended September 30, 2003.

During the quarter ended September 30, 2003, approximately $14 was applied to income due to the payoff of former non-accrual loans and $69 was applied to income due to the payoff of a loan which was currently on non-accrual status. During the nine months ended September 30, 2003, approximately $111 was applied to income due to the payoff of former non-accrual loans and $69 was applied to income due to the payoff of a loan which was currently on non-accrual status.

During the nine months ended September 30, 2002, the Bank recovered all principal and other amounts due on four non-accrual loans to one borrower. This recovery resulted in additional loan interest income of $175 (a recovery of interest previously applied to reduce principal on the aforementioned loans) and an additional $8 in late charge income. During the quarter ended September 30, 2002, one loan in the amount of $294 secured by real estate, which was past due less than 90 days and for which interest payments were being applied to reduce the principal balance, was paid-off. This payoff resulted in additional loan interest income of $41 (a recovery of interest previously applied to reduce principal on the aforementioned loan).

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,424	$1,949	$2,234	$1,848
Provision for loan losses	1	118	176	230
Loan charge-offs	(5)	(9)	(7)	(23)
Recoveries	10	63	27	66

Balance at end of period	$2,430	$2,121	$2,430	$2,121

The ratios of the allowance for loan losses to total loans and to non-performing loans were 2.09% and 173% respectively, at September 30, 2003, compared to 1.81% and 126%, respectively, at December 31, 2002.

In addition to non-performing loans, the Company had non-performing assets at September 30, 2003 and December 31, 2002, in the form of repossessed aircraft with a carrying amount of $24 and $81, respectively (included in other assets in the consolidated statements of condition). Total non-performing assets of $1,427 represented 0.63% of total assets at September 30, 2003, compared to $1,850 or 0.87% of total assets at December 31, 2002.

Securities

Total securities decreased to $37,223 at September 30, 2003 from $38,150 at December 31, 2002, a decrease of $927 (or 2%). The decrease in the securities portfolio was primarily due to maturities and principal paydowns totaling $12,674, partially offset by purchases of $7,990 in securities held to maturity and $4,000 in securities available for sale.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	September 30, 2003		December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$9,547	$9,622	$9,082	$9,242
Mortgage-backed securities	1,638	1,640	2,152	2,150

	$11,185	$11,262	$11,234	$11,392

Held to maturity
U.S. Agency securities	$20,113	$20,726	$20,746	$21,657
Mortgage-backed securities	2,782	2,870	5,937	6,079
Municipal bonds	2,991	3,013	—	—
Other	75	75	75	75

	$25,961	$26,684	$26,758	$27,811

Total	$37,146	$37,946	$37,992	$39,203

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	September 30, 2003	December 31, 2002	Dollar Change	Percent Change
Demand (non-interest bearing)	$41,208	$46,610	$(5,402)	(12)%
Money market demand and NOW	34,453	32,805	1,648	5
Regular, club and money market savings	39,948	34,106	5,842	17
Time	78,984	69,500	9,484	14

Total	$194,593	$183,021	$11,572	6%

The decrease in demand deposits was primarily related to the decrease of approximately $11,000 in the account balance held by one customer, partially offset by the increase in internal Bank demand deposit accounts that are used to fund loan disbursements and customer purchases of official checks. The increases in money market demand and NOW accounts, as well as regular, club and money market savings were primarily due to normal growth in customer deposit balances. During the first nine months of 2003, increases in time deposits were primarily attributable to continued growth in 12-17 month and 18-23 month certificates of deposit of $10,602 and $7,575, respectively. This growth was partially offset by decreases of $5,909 in 91-180 day certificates of deposit, $1,451 in 24-30 month certificates of deposit, $811 in 60 month certificates of deposit and $740 in 36-47 month certificates of deposit. The $9,484 (or 14%) overall increase in time deposits reflects the competitive rates offered by the Bank during 2003, as well as national economic uncertainty, particularly in the equity markets, which prompted customers to seek bank deposits as an alternative to investing in the equity markets. Certificates of deposit in denominations of $100 or more were $18,880 at September 30, 2003 compared to $18,415 at December 31, 2002, an increase of $465 (or 3%).

Liquidity and Capital Resources

At September 30, 2003, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $71,779. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at September 30, 2003 was 36.22%, compared to 17.89% at December 31, 2002. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at September 30, 2003 was 51.24%, compared to 34.92% at December 31, 2002. The increases in primary and secondary liquidity ratios in 2003 are primarily a result of the Bank’s increased federal fund position at September 30, 2003 as compared to December 31, 2002. The effect of the higher level of federal funds was partially offset by an increase in deposits and short-term liabilities at September 30, 2003 compared to December 31, 2002. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $7,152 for the nine months ended September 30, 2003 as compared to $708 used in operating activities for the nine months ended September 30, 2002, primarily reflecting net cash inflows from loans held for sale in the first nine months of 2003 compared to net cash outflows in the same period last year. Compared to the first nine months of 2002, cash used in investing activities decreased $17,631, primarily due to the effect of net loan receipts of $7,257 during the nine months ended September 30, 2003 as compared to net loan disbursements of $14,739 during the nine months ended September 30, 2002. The decrease in net cash provided by financing activities of $2,289 for the nine months ended September 30, 2003, primarily resulted from a decrease in cash provided by deposits. Cash and cash equivalents increased $27,119 for the nine months ended September 30, 2003, compared to $3,917 in the first nine months of 2002.

At September 30, 2003, the Company had outstanding loan commitments under unused lines of credit of $14,219 and outstanding letters of credit of $1,338.

At September 30, 2003 and December 31, 2002, the Company’s consolidated leverage capital ratio was 9.1% and 9.2%, respectively. At September 30, 2003 and December 31, 2002, the Company’s consolidated Tier 1 risk-based capital ratio was 14.0% and 13.0%, respectively. The Company’s consolidated total risk-based capital ratio at September 30, 2003 and December 31, 2002 was 15.2% and 14.2%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

Net Income. Net income was $451 for the three months ended September 30, 2003 compared to $512 for the three months ended September 30, 2002, a decrease of $61 (or 12%). Diluted earnings per common share were $0.35 for the three months ended September 30, 2003 and $0.41 for the three months ended September 30, 2002 based on weighted average common shares of 1,270,929 and 1,237,669, respectively. The annualized return on average common stockholders’ equity was 8.90% and 10.80% for the three months ended September 30, 2003 and 2002, respectively. The annualized return on average assets was 0.80% for the three months ended September 30, 2003 and 1.05% for the three months ended September 30, 2002.

The lower net income for the three months ended September 30, 2003 was attributable to a reduction in net interest income and increases in non-interest expenses and income tax expense, which were partially offset by an increase in non-interest income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $1,878 for the three months ended September 30, 2003, a decrease of $345 (or 16%) from the $2,223 reported for the three months ended September 30, 2002. The average yield on interest-earning assets decreased 169 basis points for the quarter ended September 30, 2003 compared to September 30, 2002, while the average rate paid on interest-bearing liabilities decreased 41 basis points. Declining interest rates during 2003 and 2002 directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates. The increased average volume of interest-earning assets (primarily federal funds sold) partially offset the general decline in market rates. These declining market rates also contributed to the decline in the average rate paid on time certificates of deposit, which was more than offset by the increased average volume of deposits. These changes resulted in a 144 basis point decrease in the net interest margin to 3.59% for the quarter ended September 30, 2003 compared to 5.03% for the quarter ended September 30, 2002.

Interest Income. Average earning assets for the three months ended September 30, 2003 were $209,021 compared to $175,282 for the three months ended September 30, 2002, an increase of $33,739 (or 19%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,643 for the three months ended September 30, 2003 compared to $2,972 for the three months ended September 30, 2002, representing a decrease of $329 (or 11%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,178 for the three months ended September 30, 2003 compared to $2,455 for the three months ended September 30, 2002, a decrease of $277 (or 11%). Average loan volume decreased slightly during the quarter ended September 30, 2003 compared to September 30, 2002, but the declining yields on the Company’s loan portfolio had a more significant effect on interest income. Average loans outstanding in the three months ended September 30, 2003 were $123,006 compared to $124,002 during the three months ended September 30, 2002, a decrease of $996 (or 1%). The average yield on loans declined 82 basis points to 7.03% for the quarter ended September 30, 2003 from 7.85% for the quarter ended September 30, 2002.

Average investments in securities and federal funds sold were $86,015 for the three months ended September 30, 2003 compared to $51,280 for the three months ended September 30, 2002, an increase of $34,735 (or 68%). Related income decreased to $465 for the three months ended September 30, 2003 from $517 for the three months ended September 30, 2002, a decrease of $52 (or 10%). Average investments in securities, not including federal funds sold, increased by $2,977 (or 8%) during the three months ended September 30, 2003. The decrease in income from securities was due to a decrease in the yield on new securities purchased, which was partially offset by the increase in the average volume of securities. Average federal funds sold increased by $31,758 (or 232%). The increase in federal funds is primarily due to management’s review of the appropriate level of funds necessary to meet liquidity needs, as well as the continued growth in deposits and the decline in the loan portfolio. The declines in the yield on the Company’s investment securities and federal funds sold to 3.62% and 0.94%, respectively, in the third quarter of 2003 from 4.84% and 1.67%, respectively, in the year-ago quarter were partially offset by the increased volumes.

Interest Expense. Interest expense was $765 for the three months ended September 30, 2003 compared to $749 for the three months ended September 30, 2002, a 2% increase. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 2003 were $159,750 compared to $128,658 during the three months ended September 30, 2002, an increase of $31,092 (or 24%). The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 41 basis points to 1.90% for the quarter ended September 30, 2003 compared to 2.31% the quarter ended September 30, 2002. This decrease in rate was more than offset by additional interest expense due to the increase in the volume of deposits.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $1 for the three months ended September 30, 2003 and $118 for the three months ended September 30, 2002. Net loan recoveries were $5 in the quarter ended September 30, 2003 compared to net loan recoveries of $54 in the third quarter last year.

At September 30, 2003, the Company had $1,403 of non-performing loans, including $652 of non-accrual loans and $489 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $262 at September 30, 2003. At December 31, 2002, the Company had $1,769 of non-performing loans, including $149 of non-accrual loans and $1,609 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $11 at December 31, 2002.

Non-interest Income. Non-interest income was $737 for the three months ended September 30, 2003 compared to $517 for the three months ended September 30, 2002, an increase of $220 (or 43%). The $209 increase in the net gain on sale of loans and loan servicing for the three months ended September 30, 2003 compared to September 30, 2002 relates to the increased volume of sales of (i) participating interests in Small Business Administration loans and (ii) newly-originated residential mortgage loans and the related servicing rights.

Non-interest Expense. Total non-interest expense was $1,870 for the three months ended September 30, 2003 and $1,844 for the three months ended September 30, 2002, an increase of $26 (or 1%).

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three Months Ended September 30,		Increase (Decrease) 2003 vs 2002
Category	2003	2002	$ Change	% Change
Salaries and employee benefits	$1,091	$1,044	$47	5%
Occupancy	138	197	(59)	(30)
Furniture and equipment	108	98	10	10
Data processing	135	142	(7)	(5)
Professional fees	114	84	30	36
Advertising and promotion	45	57	(12)	(21)
Other	239	222	17	8

Total non-interest expense	$1,870	$1,844	$26	1%

The decrease in occupancy expense is primarily due to the reduction in rent expense resulting from the closure of the West Broad Street office in November 2002. The increase in professional fees is primarily due to increased consulting expense.

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income decreased by $109 (or 3%) in the third quarter of 2003 compared to the same period in 2002.

	Three Months Ended September 30,
Category	2003	2002
Salaries and employee benefits	32.28%	29.93%
Occupancy	4.08	5.65
Furniture and equipment	3.20	2.81
Data processing	3.99	4.07
Professional fees	3.37	2.41
Advertising and promotion	1.34	1.63
Other	7.07	6.37

Total non-interest expense	55.33%	52.87%

Income Taxes. The provision for income taxes increased to $293 for the three months ended September 30, 2003 from $266 for the three months ended September 30, 2002, primarily as a result of revised estimates of the effective tax rates expected for the respective annual periods.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

Net Income. Net income was $1,280 for the nine months ended September 30, 2003 compared to $1,406 for the nine months ended September 30, 2002, a decrease of $126 (or 9%). Diluted earnings per common share were $1.02 for the nine months ended September 30, 2003 and $1.15 for the nine months ended September 30, 2002 based on weighted average common shares of 1,255,591 and 1,227,382, respectively. The annualized return on average common stockholders’ equity was 8.65% and 10.20% for the nine months ended September 30, 2003 and 2002, respectively. The annualized return on average assets was 0.77% for the nine months ended September 30, 2003 and 1.01% for the nine months ended September 30, 2002.

The lower net income for the nine months ended September 30, 2003 was attributable to a reduction in net interest income and an increase in non-interest expense. These factors were partially offset by increased non-interest income and, to a lesser extent, decreases in income tax expense and the provision for loan losses.

Net Interest Income. Net interest income was $5,948 for the nine months ended September 30, 2003, a decrease of $413 from the $6,361 reported for the nine months ended September 30, 2002. The average yield on interest-earning assets decreased 150 basis points to 5.32% for the nine months ended September 30, 2003 compared to 6.82% for September 30, 2002, while the average rate paid on interest-bearing liabilities decreased 43 basis points to 2.01% from 2.44%. Declining interest rates during 2003 and 2002 directly impacted the yields on the Company’s variable rate loans tied to the prime rate and on federal funds sold, and indirectly impacted the yields on other interest-earning assets as a result of the general decline in market interest rates. The increased average volume of interest-earning assets (primarily federal funds sold) partially offset the general decline in market rates. These declining market rates also contributed to the decline in the average rate paid on interest-bearing liabilities which was substantially offset by the increased volume of deposits. These changes resulted in a 116 basis point decrease in the net interest margin to 3.84% for the nine months ended September 30, 2003 compared to 5.00% for the nine months ended September 30, 2002.

Interest Income. Average earning assets for the nine months ended September 30, 2003 were $207,347 compared to $170,104 for the nine months ended September 30, 2002, an increase of $37,243 (or 22%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $8,250 for the nine months ended September 30, 2003 compared to $8,681 for the nine months ended September 30, 2002, representing a decrease of $431 (or 5%).

Loans represent the largest component of interest-earning assets. Average loans outstanding in the nine months ended September 30, 2003 were $122,531 compared to $116,915 during the nine months ended September 30, 2002, an increase of $5,616 (or 5%). Interest income on loans was $6,693 for the nine months ended September 30, 2003 compared to $7,015 for the nine months ended September 30, 2002, a decrease of $322 (or 5%). Average loan volume increased during the nine months ended September 30, 2003 compared to September 30, 2002 but was more than offset by declining yields on the Company’s loan portfolio (7.30% in the first nine months of 2003 compared to 8.02% for the same period in 2002).

Average investments in securities and federal funds sold were $84,816 for the nine months ended September 30, 2003 compared to $53,189 for the nine months ended September 30, 2002, an increase of $31,627 (or 59%). Related income decreased to $1,557 for the nine months ended September 30, 2003 from $1,666 for the nine months ended September 30, 2002, a decrease of $109 (or 7%). Average investments in securities, not including federal funds sold, increased by $2,645 (or 7%) during the nine months ended September 30, 2003. The decrease in income from securities was due to a decrease in the yield on new securities purchased, which was partially offset by an increase in the average volume of securities. Average federal funds sold increased by $28,982 (or 230%). The increase in federal funds is primarily due to management’s review of the appropriate level of funds necessary to meet liquidity needs, as well as the continued growth in deposits and decline in the loan portfolio. The declines in the yield on the Company’s investment securities and federal funds sold to 3.78% and 1.10%, respectively, in the first nine months of 2003 from 4.97% and 1.66%, respectively, in the year-ago period were substantially offset by the increased volumes.

Interest Expense. Interest expense was $2,302 for the nine months ended September 30, 2003 compared to $2,320 for the nine months ended September 30, 2002, a 1% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the nine months ended September 30, 2003 were $152,390 compared to $126,790 during the nine months ended September 30, 2002, an increase of $25,600 (or 20%). The decrease in market interest rates resulted in a decline in the average rate paid on interest-bearing liabilities of 43 basis points to 2.01% for the nine months ended September 30, 2003 compared to 2.44% for the nine months ended September 30, 2002. This decrease in rate was substantially offset by additional interest expense due to the increase in the volume of deposits.

Provision for Loan Losses. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $176 for the nine months ended September 30, 2003 and $230 for the nine months ended September 30, 2002. Net loan recoveries were $20 in the nine months ended September 30, 2003 compared to net loan recoveries of $43 in the first nine months of last year.

Non-interest Income. Non-interest income was $1,988 for the nine months ended September 30, 2003 compared to $1,380 for the nine months ended September 30, 2002, an increase of $608 (or 44%). The $557 increase in the net gain on sale of loans and loan servicing for the nine months ended September 30, 2003 compared to September 30, 2002 relates to the increased volume of sales of (i) participating interests in SBA loans and (ii) newly-originated residential mortgage loans and the related servicing rights. Income on bank-owned life insurance increased by $54 compared to the first nine months of 2002, due to a significant purchase made at the end of the first quarter of 2002.

Non-interest Expense. Total non-interest expense was $5,679 for the nine months ended September 30, 2003 and $5,243 for the nine months ended September 30, 2002, an increase of $436 (or 8%).

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Nine Months Ended September 30,		Increase (Decrease) 2003 vs 2002
Category	2003	2002	$ Change	% Change
Salaries and employee benefits	$3,224	$2,910	$314	11%
Occupancy	502	575	(73)	(13)
Furniture and equipment	311	284	27	10
Data processing	418	420	(2)	—
Professional fees	290	255	35	14
Advertising and promotion	132	163	(31)	(19)
Other	802	636	166	26

Total non-interest expense	$5,679	$5,243	$436	8%

The increase in salaries and employee benefits includes the addition of two employees, salary increases, staff and executive bonuses and, to a lesser extent, expenses related to the salary continuation plan for executive officers. The decrease in occupancy expense is primarily due to the reduction in rent expense resulting from the closure of the West Broad Street office in November 2002. The increase in professional fees is primarily due to increased consulting expense. Increased other non-interest expense primarily relates to increased fees related to donations, SBA expenses, insurance expense and regulatory assessments. These increases were partially offset by a reduction in appraisal fees, travel and entertainment, as well as printing and stationery expense.

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $177 (or 2%) for the nine months ended September 30, 2003 compared to the same period in 2002.

	Nine Months Ended September 30,
Category	2003	2002
Salaries and employee benefits	31.49%	28.92%
Occupancy	4.90	5.72
Furniture and equipment	3.04	2.82
Data processing	4.08	4.17
Professional fees	2.83	2.53
Advertising and promotion	1.29	1.62
Other	7.83	6.32

Total non-interest expense	55.47%	52.11%

Income Taxes. The provision for income taxes decreased to $801 for the nine months ended September 30, 2003 from $862 for the nine months ended September 30, 2002, principally reflecting the decrease in pre-tax income.

Item 3.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2003, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits to this report.

PART II—Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1. Form 8-K filed on July 28, 2003 reporting earnings for the calendar quarter, and six months ended June 30, 2003.

2. Form 8-K filed on September 22, 2003 reporting cash dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: November 13, 2003	/s/ Merrill J. Forgotson

Merrill J. Forgotson President and Chief Executive Officer

Date: November 13, 2003	/s/ Ernest J. Verrico

Ernest J. Verrico Vice President and Chief Financial Officer