Form 10KSB
period 2003-12-31
CORNERSTONE BANCORP INC
filed 2004-03-29
CIK 1079385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None
(Title of Each Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $13,351,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $23,391,751 based on the closing price of $24.65 per share as of March 1, 2004.

The number of shares outstanding of the issuer’s common stock as of March 1, 2004 was 1,246,640.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on May 26, 2004 - Part III.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

Item 1.	Description of Business

General

Cornerstone Bancorp, Inc. (the “Bancorp”) is a Connecticut corporation, incorporated in 1998 to serve as a bank holding company to provide executive, financial and administrative functions for its subsidiaries. The Bancorp is the successor registrant to Cornerstone Bank (the “Bank”), pursuant to a re-organization whereby the Bancorp acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one share exchange on March 1, 1999. The Bank is a wholly-owned subsidiary of the Bancorp, engaged in a full-service commercial and consumer banking business. Cornerstone Business Credit, Inc. (“CBC”), a wholly-owned subsidiary of the Bank, has engaged since the third quarter of 2001 in the origination of small business loans that qualify for the guaranty of the U.S. Small Business Administration (the “SBA”). References to the “Company” in this report are to the Bancorp, the Bank and CBC, collectively, unless the context indicates otherwise.

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

Loan Portfolio Composition. At December 31, 2003, the principal balance of the Bank’s loan portfolio (excluding loans held for sale) totaled $121.5 million, before deducting the allowance for loan losses. The net portfolio represented approximately 53% of total assets and approximately 60% of total deposits at that date. Approximately 86% of the loan portfolio consisted of loans secured by residential or non-residential real estate properties, including construction loans; approximately 12% of the portfolio consisted of commercial loans; and approximately 2% of the portfolio consisted of consumer installment and other loans. Funding for the Bank’s loans is derived primarily from deposits, stockholders’ equity and, to a much lesser extent, borrowings.

The following is an analysis of the composition of the loan portfolio (excluding loans held for sale) at December 31:

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Loans secured by real estate:
Residential	$36,473	30	$46,085	37	$42,740	40	$45,630	45	$35,501	45
Non-residential	52,945	44	49,977	41	43,956	42	39,754	40	25,470	32
Construction	14,920	12	11,429	9	5,479	5	2,375	2	6,022	8
Commercial loans	15,077	12	14,024	11	12,039	11	10,711	11	9,604	12
Consumer and other loans	2,116	2	2,259	2	2,368	2	2,316	2	3,026	3

Total loans	121,531	100	123,774	100	106,582	100	100,786	100	79,623	100

Deferred loan (fees) costs, net	(55)		(65)		50		8		41

Total loans	$121,476		$123,709		$106,632		$100,794		$79,664

Loans held for sale at December 31, 2003 consisted of residential mortgage and SBA loans of $595,000 and $184,000, respectively ($7,057,000 and $187,000, respectively, at December 31, 2002). SBA loans held for sale were $755,000 at December 31, 2001. There were no loans held for sale at December 31, 2000 and 1999.

The Bank’s lending limit to one borrower under applicable federal regulations was approximately $3.4 million at December 31, 2003, representing 15% of the sum of its unimpaired capital (approximately $20.5 million) and the allowance for loan losses (approximately $2.4 million). Subject to certain limitations, the Bank may lend an additional 10% above the 15% lending limitation to one borrower. The Bank’s largest lending relationship with a single borrower at December 31, 2003 amounted to $2.9 million.

Loan Portfolio Maturities. The following table presents loan principal balances at December 31, 2003 based upon their interest rate repricing frequency and remaining period to maturity. Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

	Loans Secured by Real Estate
	Residential	Non-residential	Construction	Commercial	Consumer and Other	Total	%
	(dollars in thousands)
One year or less	$18,068	$17,375	$13,359	$10,636	$1,330	$60,768	50
After one year through five years	13,279	11,376	736	3,047	748	29,186	24
After five years	5,126	24,194	825	1,394	38	31,577	26

Total	$36,473	$52,945	$14,920	$15,077	$2,116	$121,531	100

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

The following table summarizes loan portfolio delinquencies at December 31:

	2003		2002		2001		2000		1999
	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
	(dollars in thousands)
Loans delinquent for:
30 to 59 days	$2,551	2.1%	$2,297	1.9%	$477	0.4%	$897	0.9%	$487	0.6%
60 to 89 days	180	0.1	88	—	53	0.1	11	—	21	—
90 days or more	921	0.8	1,758	1.4	1,106	1.0	456	0.5	460	0.6

Total	$3,652	3.0%	$4,143	3.3%	$1,636	1.5%	$1,364	1.4%	$968	1.2%

The following table summarizes, by type of loan, the recorded investment in non-performing loans at December 31, 2003, 2002, 2001, 2000 and 1999. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	2003	2002	2001	2000	1999
	(dollars in thousands)
Loans on non-accrual status:
Loans secured by real estate	$9	$149	$202	$455	$388

Loans on accrual status:
Loans secured by real estate	777	1,480	737	—	50
Commercial loans	91	122	133	—	9
Consumer and other loans	44	7	34	1	13

	912	1,609	904	1	72

Total loans past due 90 days or more	921	1,758	1,106	456	460

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	—	11	308	198	846
Commercial loans	218	—	—	9	—

	218	11	308	207	846

Total non-performing loans	$1,139	$1,769	$1,414	$663	$1,306

Ratio of total non-performing loans to total loans outstanding	0.94%	1.43%	1.33%	0.66%	1.64%

Repayments of approximately $673,000 on loans past due 90 days or more on accrual status at December 31, 2003 were received in January 2004.

During the year ended December 31, 2003, collections of $111,000 were recognized in interest income due to the payoff of former non-accrual loans and $69,000 was recognized in interest income due to the payoff of a loan which had been on non-accrual status.

Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance at beginning of year	$2,234	$1,848	$1,589	$1,626	$1,733
Charge-offs:
Commercial	—	(2)	(19)	(470)	(81)
Real estate mortgage	—	—	—	—	(14)
All other loans	(8)	(47)	(6)	(10)	(8)

	(8)	(49)	(25)	(480)	(103)

Recoveries:
Commercial	26	43	7	53	44
Real estate mortgage	—	—	90	—	26
All other loans	39	29	96	6	6

	65	72	193	59	76

Net recoveries (charge-offs)	57	23	168	(421)	(27)

Provision for loan losses	96	363	91	384	(80)

Balance at end of year	$2,387	$2,234	$1,848	$1,589	$1,626

Ratio of net recoveries (charge-offs)to average loans outstanding	0.05%	0.02%	0.16%	(0.46%)	(0.04%)

Ratio of allowance for loan losses to total loans	1.96%	1.81%	1.73%	1.58%	2.04%

Ratio of allowance for loan losses to total non-performing loans	210%	126%	131%	240%	125%

Recoveries credited to the allowance for loan losses during the year ended December 31, 2003 included $12,000 with respect to a commercial loan that had been charged off in 1998.

During the year ended December 31, 2002, recoveries credited to the allowance for loan losses included $20,000 with respect to a consumer loan that had been charged off in 1991 and $39,000 with respect to two commercial loans that had been charged off in 1999.

During the year ended December 31, 2001, the Bank recovered $90,000 with respect to a consumer loan that had been charged off in November 1990. Also in 2001, $149,000 was received on a non-residential real estate loan that had been charged off in December 1997, of which $81,000 was a recovery of previously charged-off principal and $68,000 was a payment for interest that had been applied against principal and was subsequently applied to income.

Approximately $460,000 of the commercial loan charge-offs for the year ended December 31, 2000 represented loans to a borrower who filed for bankruptcy. This amount was recovered in February 2004 and credited to the allowance for loan losses. An additional $216,000 was recovered from this borrower in February 2004, principally representing interest that the Bank had not accrued as income subsequent to the charge-off in 2000.

An allocation of the allowance for loan losses at December 31, 2003, 2002, 2001, 2000 and 1999 is presented below. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses. The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates. The table indicates the allowance for loan losses allocable to real estate secured loans and other loan types, as well as the percent of the total loan portfolio represented by balances within each loan type.

	2003		2002		2001		2000		1999
	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans
	(dollars in thousands)
Loans secured by real estate:
Residential	$571	30.1%	$704	37.3%	$660	29.8%	$681	45.3%	$566	44.6%
Non-residential	829	43.5	781	40.4	689	41.6	593	39.4	495	32.0
Construction	234	12.3	171	9.2	85	5.1	35	2.4	93	2.4
Commercial	237	12.4	210	11.3	187	11.3	160	10.6	192	10.6
Consumer and other	33	1.7	38	1.8	36	2.2	35	2.3	105	2.3
Unallocated	483	—	330	—	191	—	85	—	175	—

Total	$2,387	100.0%	$2,234	100.0%	$1,848	100.0%	$1,589	100.0%	$1,626	100.0%

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

Investment Portfolio Composition. At December 31, 2003, the Bank’s securities held to maturity consisted of debt securities reported at an amortized cost of $20.5 million (or $509,000 less than fair value). At December 31, 2003, the Bank’s available for sale securities portfolio consisted of debt securities reported at a total fair value of $11.1 million (or $42,000 more than amortized cost). The after-tax net unrealized gain of $26,000 on available for sale securities has been recorded as a component of stockholders’ equity at December 31, 2003. The Bank also held an investment of $613,000 in Federal Home Loan Bank (“FHLB”) stock at December 31, 2003, which is a non-marketable equity security reported at cost.

The amortized cost and fair value of debt securities are summarized as follows at December 31:

	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities available for sale:
U. S. Government Agency securities	$9,535	$9,578	$9,082	$9,242	$9,541	$9,779
Mortgage-backed securities	1,502	1,501	2,152	2,150	—	—

	11,037	11,079	11,234	11,392	9,541	9,779

Securities held to maturity:
U. S. Government Agency securities	15,090	15,519	20,746	21,637	25,918	26,373
Mortgage-backed securities	2,354	2,413	5,937	6,079	9,356	9,509
State and municipal bonds	2,991	3,012	—	—	—	—
Other securities	75	75	75	75	75	75

	20,510	21,019	26,758	27,811	35,349	35,957

Total debt securities	$31,547	$32,098	$37,992	$39,203	$44,890	$45,736

Investment Portfolio Maturities. The following table summarizes the amortized cost and the weighted average tax equivalent yield of the securities portfolio (excluding mortgage-backed securities), by remaining period to contractual maturity, at December 31, 2003:

	One Year or Less	One Through Five Years	Five Through Ten Years	Total
	(dollars in thousands)
Securities available for sale:
U.S. Government Agency securities	$2,501	$7,034	$—	$9,535

Securities held to maturity:
U. S. Government Agency securities	8,522	6,568	—	15,090
State and municipal bonds	—	—	2,991	2,991
Other securities	25	25	25	75

	8,547	6,593	3,016	18,156

Total amortized cost	$11,048	$13,627	$3,016	$27,691

Weighted average yield	5.15%	4.22%	4.44%	4.61%

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

The following table summarizes the average balance and the average rate paid on each type of interest-bearing deposit for the years ended December 31:

	2003		2002		2001
Type of Account	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
NOW accounts	$27,513	0.27%	$27,123	0.27%	$23,994	0.81%
Money market accounts	4,019	1.08	4,063	1.13	7,080	1.65
Regular, club, cash management	8,141	1.05	7,146	1.15	6,400	1.80
Preferred rate savings	29,284	1.32	26,103	1.49	21,868	2.30
Time certificates of deposit	77,465	3.04	59,663	4.06	51,918	5.32

Total	$146,422	2.01%	$124,098	2.43%	$111,260	3.32%

The following table shows, by maturity, the balance of time certificates of deposit of $100,000 or more and the average rate paid at December 31, 2003. See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

Remaining Period to Maturity	Balance	Average Rate Paid
	(dollars in thousands)
Less than 3 months	$6,898	2.29%
Greater than 3 months and less than 6 months	3,437	2.03
Greater than 6 months and less than 1 year	4,337	2.37
Greater than 1 year	3,446	5.23

Total	$18,118	2.82%

Borrowings. The Bank uses borrowings as a secondary source of funds, in the form of securities repurchase agreements and advances from the FHLB of Boston. Securities repurchase agreements represent transactions with certain commercial customers in which the Bank borrows funds from the customers and pledges U.S. Treasury and Government Agency securities as collateral. The identical securities are repurchased from the customer when the borrowing matures, generally within three months.

The following table summarizes information concerning borrowings under securities repurchase agreements as of and for the years ended December 31:

	2003	2002	2001
	(dollars in thousands)
Repurchase agreement borrowings:
At December 31	$4,540	$5,723	$8,041
Average for the year	5,778	5,889	7,721
Maximum at any month end	6,754	6,149	9,086
Weighted average interest rates on borrowings:
At December 31	1.05%	1.42%	1.34%
Average for the year	1.19%	1.34%	1.78%

Securities with a fair value of $4.6 million, $5.8 million and $8.1 million were pledged as collateral for repurchase agreement borrowings at December 31, 2003, 2002 and 2001, respectively. The agreements at December 31, 2003 mature within three months.

As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Boston may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2003, the Bank’s FHLB borrowing capacity was $12.3 million. On such date, there were no FHLB advances outstanding.

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

Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority generally may not exceed 25% and 15%, respectively, of a bank’s equity capital plus the allowance for loan losses.

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

The FDIC has adopted risk-based capital guidelines applicable to FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.” For purposes of these requirements, capital is comprised both of Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Subject to certain limitations, Tier 2 capital consists primarily of the allowance for loan losses, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank’s total risk-weighted assets are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the credit risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements.

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

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of Tier 1 capital to total adjusted assets of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and a total (Tier 1 and Tier 2) capital to risk-weighted assets ratio of at least 8%. Generally, a bank is considered to be “well capitalized” if it has a leverage (Tier 1) capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. As of December 31, 2003, the Bank was in full compliance with all three minimum capital standards and was categorized as “well capitalized” under the provisions of FDICIA. See “Capital Resources” and Note 10 to the Consolidated Financial Statements for an analysis of the Bank’s actual and required regulatory capital.

Federal Reserve System Regulation. Under the Federal Reserve Act and Regulation D issued thereunder by the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts) which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $42.1 million or less and, for net transaction accounts over $45.4 million, $1,362,000 plus 10% of the amount of such accounts in excess of $45.4 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. At December 31, 2003, the Bank’s net transaction accounts exceeded $45.4 million. The Bank’s required average reserve balances were approximately $2,372,000 at December 31, 2003.

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

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that a bank holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company’s capital needs, asset quality and overall financial condition. This policy statement has had no operative effect upon the dividends paid by the Bancorp through December 31, 2003, and is not expected to have an operative effect in 2004. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.

The USA Patriot Act. The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

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

The Sarbanes-Oxley Act of 2002. In July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirements under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

•	the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Corporation’s stock during a lock out period of Corporation’s pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of corporation loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Corporation’s auditor. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the corporation. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Personnel

As of December 31, 2003, the Bank had 64 employees (57 of whom are full-time and 7 of whom are part-time). The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 1A.	Executive Officers of the Issuer

The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp’s executive officers.

Name	Age	Positions Held with the Bancorp and Principal Occupations During the Past Five Years

Norman H. Reader*	79	Vice Chairman (2000 – January 2004) President and Chief Executive Officer (1985 - 2000)

Merrill J. Forgotson*	61	President and Chief Executive Officer (2000 - present) Senior Vice President People’s Bank (1990-2000)

James P. Jakubek	54	Executive Vice President and Chief Operating Officer (1991 - present)

Paul H. Reader*	45	Senior Vice President (1993 - Present)

Ernest J. Verrico, Sr.	48	Vice President and Chief Financial Officer (2001 - present) Senior Vice President and Controller (CT/NY Region) First Union National Bank (1982-2001)

Leigh A. Hardisty	46

Vice President and Corporate Secretary

(2001 - present)

Vice President, Chief Financial Officer

and Corporate Secretary (1999 - 2001)

Vice President and Comptroller, and

Corporate Secretary (1993 - 1999)

*	Norman H. Reader passed away on January 8, 2004. He was the father of Paul H. Reader and the father-in-law of Merrill J. Forgotson. Merrill J. Forgotson and Paul H. Reader are brothers-in-law.

Item 2.	Description of Property

The following table sets forth the location of the Bank’s main office and branches, as well as certain additional information relating to those offices.

	Year Facility Opened	Owned or Leased
Main office (1) 550 Summer Street Stamford, Connecticut	1988	Owned

Springdale office (2) 1042 Hope Street Stamford, Connecticut	1989	Leased

High Ridge office (3) 1117 High Ridge Road Stamford, Connecticut	1994	Leased

Cos Cob office (4) 211 East Putnam Avenue Cos Cob, Connecticut	1995	Leased

Norwalk office (5) 79 New Canaan Avenue Norwalk, Connecticut	1999	Leased

East Norwalk office (6) 128 East Avenue Norwalk, Connecticut	2001	Leased

Westport office (7) 1071 Post Road East Westport, Connecticut	2001	Leased

New Haven Office (8) 742-756 Chapel Street New Haven, Connecticut	2002	Leased

(1)	The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

(2)	The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with a term expiring in 2007, and renewal options for three additional 5 year terms.

(3)	The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space, with a term expiring in 2005, and renewal options for two additional 5 year periods.

(4)	The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with a term of 5 years expiring in 2005, and a renewal option for one additional 5 year period.

(5)	The Norwalk facility is a full-service branch. The office lease provides for approximately 2,200 square feet of interior space with an initial term of 5 years expiring in 2004, and renewal options for three additional 5 year periods.

(6)	The East Avenue facility is a business development office. The office lease provides for approximately 2,800 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(7)	The Westport facility is a full-service branch. The office lease provides for approximately 1,700 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(8)	The New Haven facility is leased office space. The office lease provides for approximately 790 square feet of interior space with an initial term of 5 years which expires in 2007, and a renewal option for one additional 5 year period.

Item 3.	Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	2003		2002
	High	Low	High	Low
First Quarter	$17.80	$16.27	$16.09	$14.33
Second Quarter	19.57	16.95	19.09	19.09
Third Quarter	25.75	19.25	17.98	17.98
Fourth Quarter	22.25	19.70	17.00	17.00

As of March 1, 2004, there were approximately 434 holders of record of the Bancorp’s common stock.

The transfer agent and registrar for the Bancorp’s common stock is American Stock Transfer & Trust Company.

Dividend Policy

The Bancorp’s shareholders are entitled to dividends, when and if declared by the Bancorp’s Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank’s common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. The Bank’s net profits retained in 2003 and 2002 (after cash dividends paid to the Bancorp) totaled $2,543,000. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp. During 2002 and 2003, quarterly cash dividends of $530,000 and $554,000, respectively, were declared.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity plans approved by shareholders (1)	185,016	(2)	$12.05	(2)	76,789	(3)

(1)	As of December 31, 2003, the Company had no equity compensation plans that had not been approved by its shareholders.

(2)	Represents the number of outstanding options and the related weighted average exercise price at December 31, 2003 for grants under the 1986 Incentive and Non-Qualified Stock Plan and the 1996 Stock Option Plan. Does not include unvested awards under the 2001 Restricted Stock Plan.

(3)	No shares are available pursuant to the 1986 Incentive and Non-Qualified Stock Plan; 24,728 shares are available for issuance under the 1996 Stock Option Plan and 52,061 shares are available for issuance under the 2001 Restricted Stock Plan. (See Note 12 to the Consolidated Financial Statements and the discussion of “Executive Compensation” in the 2004 Proxy Statement.) The table does not include shares available under the Director’s Compensation Plan which does not include a specific reservation of shares.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following management’s discussion and analysis presents a review of financial condition as of December 31, 2003 and 2002 and operating results for the years then ended. All dollar amounts in this section are in thousands, except per share amounts.

CRITICAL ACCOUNTING POLICIES

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements. Some of these policies are more critical than others. Management considers the determination of the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. Estimates by management are based upon individual analysis of credits above an internally defined threshold taking into account the industry in which the borrower operates, the financial condition of the borrower, the value of the collateral and the borrower’s repayment history. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on a variety of factors, including changes in economic and real estate market conditions, particularly in Southwestern Fairfield County, Connecticut.

All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements, to gain a greater understanding of how the Company’s financial performance is reported.

FINANCIAL CONDITION

Total assets increased to $225,867 at December 31, 2003 from $212,054 at December 31, 2002, an increase of $13,813 (or 7%). The increase in cash and cash equivalents of $28,625 was funded principally by an increase in deposits of $15,697, a decrease in loans held for sale of $6,465, net proceeds from the maturity/call of securities of $3,712 and a decrease in net loans of $2,386.

The Bank’s net loan portfolio (excluding loans held for sale) decreased to $119,089 at December 31, 2003 from $121,475 at December 31, 2002, a decrease of $2,386 (or 2%). The net decrease in the loan portfolio included decreases of $9,612 (or 21%) in loans secured by residential real estate and $143 (or 6%) in consumer and other loans. These declines were partially offset by increases of $3,491 (or 31%) in construction loans, $2,923 (or 6%) in non-residential (commercial) real estate loans, and $1,098 (or 8%) in commercial loans. The decrease in residential loans reflects general loan refinancing activity in addition to the payoff of five loans totaling approximately $5,400 during 2003. The increase in construction loans is primarily attributable to the origination of three new loans totaling approximately $3,200. The increase in non-residential loans is primarily attributable to the origination of four loans totaling approximately $2,900 during 2003. Increases in commercial loans primarily reflect new loan growth.

Securities decreased to $31,589 at December 31, 2003 from $38,150 at December 31, 2002, a decrease of $6,561 (or 17%). The decrease in the securities portfolio was primarily due to cash flows from security maturities and securities called prior to maturity in the available for sale and the held to maturity portfolios, the proceeds of which were ultimately reinvested in cash and cash equivalents. Securities held to maturity decreased to $20,510 (representing 65% of total securities) at December 31, 2003 from $26,758 (or 70%) a year earlier. Securities available for sale decreased to $11,079 (or 35% of total securities) at December 31, 2003 from $11,392 (or 30%) at December 31, 2002. The overall portfolio continues to be comprised mostly of U.S. Government Agency securities with maturities and repricing of less than five years. It is expected that near-term cash flows from the securities portfolio as well as a portion of cash and cash equivalents, will be used to fill in the Bank’s ladder of maturing securities to meet future liquidity needs.

Deposits increased to $198,718 at December 31, 2003 from $183,021 at December 31, 2002, an increase of $15,697 (or 9%). Demand deposits decreased to $44,142 at December 31, 2003 from $46,610 at December 31, 2002, a decrease of $2,468 (or 5%). The increase of $8,065 (or 24%) in regular, club and money market savings to $42,171 at December 31, 2003 represented a general increase in the number and balance of preferred rate savings accounts, which also pay a higher level of interest relative to regular savings accounts. The increase of $4,428 (or 13%) in money market, demand and NOW accounts to $37,233 at December 31, 2003 was primarily due to one account, which increased $3,500. Approximately $3,500 was withdrawn from the depositor’s account in January 2004. The decrease of $2,468 (or 5%) in non-interest bearing demand deposits to $44,142 at December 31, 2003 includes a decrease of $10,800 attributable to one account, largely offset by increased balances in internal checking accounts, which are used to fund in-clearing cashiers checks. Time deposits increased to $75,172 at December 31, 2003 from $69,500 at December 31, 2002, an increase of $5,672 (or 8%). The largest dollar increase in time deposits occurred in 18-23 month certificates of deposit (CD’s) which increased by $8,821, followed by 12-17 month CD’s which increased by $5,213, and 181-364 day CD’s which increased by $622. The increases were partially offset by decreases in 91-180 day CD’s which decreased $5,892; 60 month CD’s which decreased $987; and 36-47 month CD’s which decreased $512.

Borrowings under securities repurchase agreements decreased by $1,183 to $4,540 at December 31, 2003, from $5,723 a year earlier.

Stockholders’ equity increased to $20,487 at December 31, 2003 from $19,338 at December 31, 2002, a net increase of $1,149 (or 6%). The increase reflects net income of $1,602 for the year and $173 for shares issued in connection with stock option exercises and the Dividend Reinvestment Plan, partially offset by $554 in cash dividends declared. The ratio of stockholders’ equity to total assets was 9.1% at both December 31, 2003 and 2002. Book value per common share outstanding increased to $16.55 at December 31, 2002 from $16.01 at December 31, 2002.

RESULTS OF OPERATIONS

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income consists primarily of gains and losses on sales of loans held for sale, banking service fees and charges, and income on bank-owned life insurance. The Company’s non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses, professional fees, and advertising and promotion. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Net Income

Net income was $1,602 for 2003 compared to $1,820 for 2002, a decrease of $218 or 12%. Basic earnings per common share was $1.33 for 2003 compared to $1.53 for 2002 based on weighted average shares outstanding of approximately 1,202,000 and 1,191,000, respectively. Diluted earnings per common share was $1.28 for 2003 compared to $1.48 for 2002 based on weighted average shares of approximately 1,251,000 and 1,232,000, respectively.

The most significant cause of the lower net income in 2003 was a decrease of $656 in net interest income and an increase of $395 in non-interest expense. These factors were partially offset by an increase in non–interest income of $454, a reduction in the provision for loans losses of $267 and a reduction in income tax expense of $112.

The following summarizes selected statistical information for the years ended December 31:

	2003	2002
Return on average assets	0.73%	0.95%
Return on average equity	8.04	9.77
Cash dividend payout ratio	34.58	29.12
Ratio of average equity to average assets	9.02	9.74

Net Interest Income

Net interest income was $7,822 for 2003 compared to $8,478 for 2002, a decrease of $656 (or 8%), driven primarily by the continuing low level of interest rates in 2003. The lower average yield on the loan and securities portfolio was partially offset by declining rates on interest bearing deposits and a higher volume of federal funds. Total average interest-earning assets increased by $27,488 (or 16%) to $201,331 in 2003 from $173,843 in 2002. Included in the total increase in average interest-earning assets was an increase of $26,773 in comparatively lower yielding federal funds. The increase in interest income from the higher volume of federal funds was more than offset by the effect of a decline in yield on the loan and securities portfolios from 7.83% and 4.91%, respectively, in 2002 to 7.26% and 4.15%, respectively, in 2003. Average interest-bearing liabilities increased to $152,578 in 2003 compared to $130,044 in 2002, an increase of $22,534 (or 17%). Consistent with the trend in average asset yields, the average cost of interest-bearing liabilities continued to decline in 2003. The trend to lower rates on both assets and liabilities reflects the continuing effect of the current low interest rate environment.

The average yield on interest-earning assets decreased 125 basis points to 5.40% in 2003 from 6.65% in 2002. The continued general decline in the level of market interest rates during 2003 also directly impacted yields on the Company’s time deposits and other interest-bearing deposits, as the average rate paid on interest-bearing liabilities dropped 40 basis points from 2.38% in 2002 to 1.98% in 2003. The interest rate spread, which is the yield rate on interest-earning assets minus the rate paid on interest-bearing liabilities, decreased by 85 basis points to 3.42% in 2003 from 4.27% in 2002. The net interest margin, representing the net yield on earning assets (net interest income as a percent of total interest-earning assets), decreased by 98 basis points to 3.90% in 2003 from 4.88% in 2002.

The following table sets forth average balance sheet amounts for 2003 and 2002, together with the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income. Average balances of securities are based on amortized cost. Yields on tax-exempt securities are stated on a fully taxable-equivalent (“FTE”) basis using a tax rate of 38.5%.

	2003			2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Loans	$121,624	$8,831	7.26%	$120,309	$9,423	7.83%
Securities	38,497	1,597	4.15	39,096	1,921	4.91
Federal funds sold	41,210	443	1.07	14,438	224	1.55

Total interest-earning assets	201,331	10,871	5.40	173,843	11,568	6.65

Non-interest earning assets:
Cash and due from banks	9,645			10,206
Premises and equipment	2,992			2,936
Other assets	9,178			6,148
Allowance for loan losses	(2,402)			(1,987)

Total assets	$220,744			$191,146

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$27,513	$76	0.27%	$27,123	$73	0.27%
Money market accounts	4,019	43	1.08	4,063	46	1.13
Regular, club, cash management	8,141	86	1.05	7,146	82	1.15
Preferred rate savings	29,284	387	1.32	26,103	389	1.49
Time deposits	77,465	2,351	3.04	59,663	2,420	4.06
Repurchase agreements	6,122	72	1.17	5,889	79	1.34
Other	34	—	0.50	57	1	1.75

Total interest-bearing liabilities	152,578	3,015	1.98	130,044	3,090	2.38

Non-interest bearing liabilities:
Demand deposits	46,145			40,919
Other	2,108			1,559

Total non-interest bearing liabilities	48,253			42,478

Stockholders’ equity	19,913			18,624

Total liabilities & stockholders’ equity	$220,744			$191,146

Net interest income (FTE basis)		7,856			8,478
Less: Fully taxable equivalent adjustment		(34)			—

Net interest income (reported in the consolidated statements of income)		$7,822			$8,478

Interest rate spread			3.42%			4.27%

Net interest margin			3.90%			4.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	131.95%			133.68%

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 2003 compared to 2002. Information is provided for each category of interest-earning assets and interest-bearing liabilities, with respect to (i) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances) and (ii) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate, based on the relative dollar amounts of the volume and rate changes.

	Increase (Decrease) Due To
	Rate	Volume	Total
	(in thousands)
Interest Income (FTE Basis):
Loans	$(694)	$102	$(592)
Securities	(290)	(34)	(324)
Federal funds sold	(87)	306	219

Total interest-earning assets	$(1,071)	$374	$(697)

Interest Expense:
NOW accounts	$1	$2	$3
Money market accounts	(2)	(1)	(3)
Regular, club, cash management	(7)	11	4
Preferred rate savings	(47)	45	(2)
Time deposits	(692)	623	(69)
Repurchase agreements	(10)	3	(7)
Other	—	(1)	(1)

Total interest-bearing liabilities	$(757)	$682	$(75)

Change in Net Interest Income (FTE Basis)	$(314)	$(308)	$(622)

Interest Income

Average interest-earning assets for 2003 were $201,331 compared to $173,843 for 2002, an increase of $27,488 (or 16%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $10,871 (FTE basis) in 2003 and $11,568 in 2002, representing a decrease of $697 (or 6%).

Loans represent the largest component of interest-earning assets. Average loans outstanding in 2003 were $121,624 compared to $120,309 in 2002, a 1% increase. Interest on loans was $8,831 in 2003 compared to $9,423 in 2002, a 6% decrease. The average yield on loans decreased to 7.26% in 2003 as compared to 7.83% in 2002, primarily reflecting the effect of the continued low interest rates in 2003.

Average investments in securities and Federal funds sold totaled $79,707 for 2003 compared to $53,534 for 2002, an increase of $26,173 (or 49%). Average securities decreased by $599 (or 2%) in 2003, and average Federal funds sold increased by $26,772 (or 185%). Interest income on securities and Federal funds sold decreased to a total of $2,040 (FTE basis) for 2003 from $2,145 for 2002, a net decrease of $105 (or 5%), consisting of a $324 decrease in income on securities and a $219 increase in income on Federal funds. The increased income on Federal funds sold primarily resulted from higher average balances attributable to an increase of $22,534 in average deposits. This increase in income attributable to the higher volume of Federal funds was partially offset by the decline in the average yield from 1.55% in 2002 to 1.07% in 2003. The average yield on securities decreased to 4.15% in 2003 from 4.91% in 2002, also reflecting continued low market interest rates.

Interest Expense

Interest expense was $3,015 for 2003 compared to $3,090 for 2002, a 2% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities were $152,578 in 2003 compared to $130,044 in 2002, an increase of $22,534 (or 17%). The average cost of total interest-bearing liabilities decreased by 40 basis points, to 1.98% in 2003 from 2.38% in 2002, reflecting the continued low market interest rates.

The growth in average interest-bearing liabilities in 2003 compared to 2002 was primarily due to time deposits (growth of $17,802) and, to a lesser extent, preferred rate savings accounts (growth of $3,181). The 30% increase in average time deposits reflects the competitive rates offered by the Bank during 2003.

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

The allowance for loan losses was $2,387 at December 31, 2003 and $2,234 at December 31, 2002, and the provision for loan losses was $96 and $363 for the years then ended. Net recoveries credited to the allowance were $57 in 2003 and $23 in 2002. The allowance for loan losses represented 1.95% and 1.81% of total loans at December 31, 2003 and 2002, respectively. The percentage of the allowance to total non-performing loans increased to 210% at December 31, 2003 from 126% at December 31, 2002. The lower provision for loan losses in 2003 compared to 2002 reflects the slowdown in loan growth and continuation of favorable asset quality trends, particularly the low levels of charge-offs and non-performing loans, as well as improving economic conditions in the Company’s market area. Refer to footnote 4 of the Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002.

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

Non-interest Income

Total non-interest income was $2,514 for 2003, compared to $2,060 for 2002, an increase of $454 or 22%. The $1,144 gain on sale of loans and loan servicing in 2003 relates principally to the sale of participating interests in SBA loans and, to a lesser extent, the sale of newly originated residential mortgage loans. Income from deposit service charges decreased by $60 (12%) to $447 in 2003 from $507 in 2002, primarily due to a decline in customer overdraft activity. Income from bank-owned life insurance rose to $198 in 2003 from $153 in 2002, reflecting a full year of income in 2003 on the policies purchased in March 2002.

Non-interest Expense

Total non-interest expenses were $7,635 for 2003 and $7,240 for 2002, an increase of $395, or 5%. The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes in 2003 compared to 2002.

			Increase (Decrease) 2003 vs. 2002
	2003	2002	$	%
	(dollars in thousands)
Salaries and employee benefits	$4,381	$4,009	$372	9%
Occupancy	680	768	(88)	(11)
Furniture and equipment	431	390	41	11
Data processing	549	564	(15)	(3)
Professional fees	393	304	89	29
Advertising and promotion	176	204	(28)	(14)
Other	1,025	1,001	24	2

Total non-interest expense	$7,635	$7,240	$395	5%

The increase in salaries and employee benefits includes the addition of two employees, salary increases, staff and executive bonuses, and a combined increase of $258 in expenses related to the salary continuation plan and restricted stock plan for executive officers. The increase in professional fees is primarily due to increased consulting expense. These increases were partially offset by a decrease in occupancy due to the reduction in rent expense resulting from the closure of the West Broad Street office in November 2002, and a decrease in advertising and promotion expense.

The following is an analysis of the major categories of non-interest expense as a percentage of total operating income (interest income plus non-interest income):

	2003	2002
Salaries and employee benefits	32.81%	29.42%
Occupancy	5.09	5.64
Furniture and equipment	3.23	2.86
Data processing	4.11	4.14
Professional fees	2.94	2.23
Advertising and promotion	1.32	1.50
Other	7.68	7.34

Total non-interest expense	57.19%	53.13%

LIQUIDITY, INTEREST RATE SENSITIVITY AND CAPITAL RESOURCES

Liquidity

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

The Company’s liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations existing as of December 31, 2003.

At December 31, 2003, short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities due or callable in one year or less, totaled $67,165. Primary liquidity of the Company is measured by the ratio of net cash, short term investments and other marketable assets to deposits and short term liabilities. The primary liquidity ratio at December 31, 2003 was 37.29%, compared to 17.89% at December 31, 2002. The Bank also calculates a secondary liquidity ratio which contemplates loan payoffs for the forthcoming year and the maturity of available for sale securities and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at December 31, 2002 was 51.63%, compared to 34.92% at December 31, 2002. The Bank’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more. The Bank’s actual primary and secondary liquidity ratios have recently been higher than these guidelines due to the high level of federal funds. Management anticipates lower ratios as lending and investment opportunities arise.

The Company’s funding at December 31, 2003 consisted of deposit liabilities and, to a much lesser extent, short-term borrowings. If the Bank requires funds beyond its internal funding capabilities, advances are available from the FHLB of Boston. At December 31, 2003, the Bank’s available FHLB borrowing capacity in the form of advances and a short-term line of credit was $12,264. At December 31, 2003, certificates of deposit scheduled to mature within one year totaled $57,348. The Bank’s experience has been that a majority of its maturing certificate of deposit accounts are renewed.

The following table shows the contractual obligations of the Company by contractual payment period as of December 31, 2003. Further discussions of the borrowings and operating leases are included in Notes 7 and 9 to the Consolidated Financial Statements included in Item 7 of this report.

	One year or less	One to three years	Three to five Years	Over five years	Total
Securities sold under agreements to repurchase	$4,540	$—	$—	$—	$4,540
Obligations under operating leases	346	385	32	—	763
Commitments to originate loans	1,280	—	—	—	1,280
Commitments to fund unused lines of credit	8,922	4,881	439	1,255	15,497
Purchased services	372	488	—	—	860

Total	$15,460	$5,754	$471	$1,255	$22,940

The obligations under operating leases relate to banking facilities that are leased by the Company. These leases are generally for five year terms with renewal clauses. See Item 2, “Description of Property,” for additional information.

In the normal course of business, the Company enters into various data processing services and other service agreements, which are included as “purchased services” in the above table. These agreements specify both fixed fees and variable fees based upon usage. The agreements generally have initial terms ranging from three to five years and are cancelable with notice to the vendors.

As reported in the Consolidated Statements of Cash Flows, the Company’s cash flows are classified as operating, investing, or financing. Net cash provided by (used in) operating activities was $9,220 for the year ended December 31, 2003 compared to ($2,856) for the year ended December 31, 2002, primarily due to the net effect of originations and sales of loans held for sale, which provided cash of $7,783 in 2003 but used cash of $5,264 in 2002. Investing activities provided cash of $5,268 in 2003 and used cash of $13,093 in 2002, a differential of $18,361. Cash used to fund net loan disbursements and bank-owned life insurance decreased $20,151 and $3,894, respectively, in 2003 compared to 2002. Cash used to purchase securities increased $11,836 for the year ended December 31, 2003 compared to the year ended December 31, 2002. These factors were partially offset by the effect of the proceeds from maturities and calls of securities which increased from $11,919 in 2002 to $18,231 in 2003. The decrease of $11,717 in net cash provided by financing activities for the year ended December 31, 2003 primarily resulted from a decrease of $12,851 in cash provided by deposits. Cash and cash equivalents increased $28,625 during 2003 to $62,829 at year end, principally in Federal funds sold which increased by $24,100 to $47,000.

Interest Rate Sensitivity

The following table sets forth (i) the maturity or repricing distribution of interest-earning assets and interest-bearing liabilities as of December 31, 2003, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest-earning assets to cumulative total interest-bearing liabilities, and (iv) the cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Adjustable rate loans are included based on the period to next repricing date, while principal payments on fixed rate loans are factored into monthly maturity data or at final maturity. Based on management’s evaluation of the interest rate sensitivity of regular savings, preferred rate savings, NOW and money market demand accounts, such balances have been included in the column for liabilities repricing after 1 but within 5 years.

	Interest Rate Sensitivity
	Within 6 Months	6 Months - 1 Year	1-5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold and securities	$55,254	$4,228	$15,139	$3,968	$78,589
Loans (1):
Adjustable rate	53,179	—	—	—	53,179
Fixed rate	7,654	7,881	37,880	14,621	68,036

Total interest-earning assets	116,087	12,109	53,019	18,589	199,804

Interest-bearing liabilities:
Money market demand and NOW accounts	—	—	37,233	—	37,233
Regular, club and preferred rate savings accounts	—	46	42,125	—	42,171
Time accounts	38,143	19,205	17,814	10	75,172

Total interest-bearing deposits	38,143	19,251	97,172	10	154,576
Repurchase agreements	4,540	—	—	—	4,540

Total interest-bearing liabilities	42,683	19,251	97,172	10	159,116

Total interest-earning assets less interest-bearing liabilities for the period	$73,404	$(7,142)	$(44,153)	$18,579	$40,688

Cumulative total Interest-earning assets less Interest-bearing liabilities	$73,404	$66,262	$22,109	$40,688

Cumulative total interest-earning assets less interest-bearing liabilities, as a percentage of total interest-earning assets	36.74%	33.16%	11.07%	20.36%

(1)	Excludes loans on non-accrual status, overdrafts and loans held for sale.

The tabular presentation of the Company’s interest sensitivity position indicates that for the period up to one year following December 31, 2003, the cumulative amount of interest-earning assets expected to reprice is greater than the cumulative amount of interest-bearing liabilities expected to reprice. Accordingly, the Company may experience a decrease in its net interest margin if interest rates were to decline during this period, and an increase in net interest margin if interest rates were to increase. From greater than six months through one year and greater than one year through five years, more interest-bearing liabilities are expected to reprice than interest-earning assets; therefore, the Company would experience a decrease in its net interest margin in a rising rate environment and an increase in its net interest margin in a declining rate environment.

The tabular presentation only illustrates the repricing of interest-earning assets and interest-bearing liabilities at a point in time, and is not indicative of when and how the interest-earning assets and interest-bearing liabilities would actually reprice.

Capital Resources

At December 31, 2003 and 2002, the Bank’s leverage capital ratio was 9.7% and 9.2%, respectively. At December 31, 2003 and 2002, the Bank’s Tier 1 risk-based capital ratio was 13.7% and 13.0%, respectively, and its total-risk based capital ratio was 15.0% and 14.2%, respectively. These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a “well-capitalized” institution. The Bancorp’s consolidated capital ratios at December 31, 2003 and 2002 were substantially the same as the Bank’s ratios.

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

The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, independent auditors, are included herein on pages F-1 through F-28.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants required to be reported herein.

Item 8A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted as of December 31, 2003 under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of 2003, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as exhibits to this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information regarding the Bancorp’s directors is incorporated by reference herein to the Bancorp’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 2004 (the “2004 Proxy Statement”). Information regarding the Bancorp’s executive officers is included as Item 1A in Part I of this Form 10-KSB.

Item 10.	Executive Compensation

Information regarding the compensation of the Bancorp’s executive officers is incorporated by reference herein to the 2004 Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of the Bancorp’s common stock by certain persons is incorporated by reference herein to the 2004 Proxy Statement. Equity Compensation Plan information is provided in Item 5 to this Form 10-KSB.

Item 12.	Certain Relationships and Related Transactions

Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2004 Proxy Statement.

Item 13.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 (“Form 8-K12G3”)) (1)

3.1	Certificate of Incorporation of Cornerstone Bancorp, Inc. (Exhibit 4.1 to Form 8-K12G3) (1)

3.2	Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3) (1)

4.1	Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3) (1)

10.1	Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC) (1)

10.2	Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3	Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4	Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.5	Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129)(“Form S-8”) (1)

10.6	Cornerstone Bancorp, Inc. 1996 Stock Plan (Exhibit 99.1 to Registration statement on Form S-8 Registration No. 333-67298) (1)

10.7	Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit 99.3 to Form S-8) (1)

10.7.1	Cornerstone Bancorp, Inc. 2001 Restricted Stock Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-67302) (1)

10.8	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.9	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.10	Employment agreement dated as of November 27, 2000 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson (Exhibit 10.10 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.11	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Paul H. Reader (Exhibit 10.11 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.12	Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24, 1999) (1)

10.13	Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (Exhibit 11.0 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1999) (1)

10.14	Lease agreement dated as of February 28, 2001 between Cornerstone Bancorp, Inc/Cornerstone Bank and Fyber Properties 128 LLC (Exhibit 10.14 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.15	Lease agreement dated as of June 6, 2001 between Cornerstone Bancorp, Inc. and Gesa B. Vogt (Exhibit 10.15 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.16	Change in control agreement dated as of October 22, 2001 between Cornerstone Bank and Ernest J. Verrico (Exhibit 10.16 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.17	Lease agreement dated as of June 4, 2002 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC (Exhibit 10.17 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.18	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Merrill J. Forgotson (Exhibit 10.18 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.19	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Paul H. Reader (Exhibit 10.19 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.20	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and James P. Jakubek (Exhibit 10.20 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.21	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Ernest J. Verrico (Exhibit 10.21 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.22	Board vote January 8, 2004 amending the employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (2)

21.1	Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

23.1	Consent of KPMG LLP (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference from referenced filing.

(2)	Filed herewith.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1. Form 8-K filed on October 27, 2003 reporting earnings for the quarter and nine months ended September 30, 2003.

2. Form 8-K filed on December 17, 2003 reporting cash dividend.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services rendered by the Company’s independent auditors is incorporated by reference herein to the 2004 Proxy Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC.

(Registrant)

Date: March 24, 2004	/s/ Merrill J. Forgotson

Merrill J. Forgotson President and Chief Executive Officer

Date: March 24, 2004	/s/ Ernest J. Verrico

Ernest J. Verrico Vice President and Chief Financial Officer

**************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin L. Maisel	Chairman of the Board	March 24, 2004

Melvin L. Maisel

/s/ Merrill J. Forgotson	Director, President and Chief Executive Officer	March 24, 2004

Merrill J. Forgotson

/s/ James P. Jakubek	Director, Executive Vice President	March 24, 2004

James P. Jakubek

/s/ Paul H. Reader	Director, Senior Vice President	March 24, 2004

Paul H. Reader

/s/ Ernest J. Verrico, Sr.	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2004

Ernest J. Verrico

/s/ Joseph Field	Director	March 24, 2004

Joseph Field

/s/ J. James Gordon	Director	March 24, 2004

J. James Gordon

Signature	Title	Date

/s/ Stanley A. Levine	Director	March 24, 2004

Stanley A. Levine

/s/ Joseph A. Maida	Director	March 24, 2004

Joseph A. Maida

/s/ Ronald C. Miller	Director	March 24, 2004

Ronald C. Miller

/s/ Courtney A. Nelthropp	Director	March 24, 2004

Courtney A. Nelthropp

/s/ Martin Prince	Director	March 24, 2004

Martin Prince

/s/ Donald Sappern	Director	March 24, 2004

Donald Sappern

/s/ Joseph D. Waxberg, M.D.	Director	March 24, 2004

Joseph D. Waxberg, M.D.

Cornerstone Bancorp, Inc.

Consolidated Financial Statements as of

December 31, 2003 and 2002, and for

the Years Then Ended, With

Independent Auditor’s Report

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Financial Statements

Independent Auditors’ Report

The Board of Directors and Stockholders

Cornerstone Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Stamford, Connecticut

February 20, 2004

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Condition

December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	2003	2002
Assets
Cash and cash equivalents:
Cash and due from banks (note 2)	$15,829	$11,304
Federal funds sold	47,000	22,900

Total cash and cash equivalents	62,829	34,204

Securities, including collateral of $4,587 in 2003 and $5,815 in 2002 for borrowings under securities repurchase agreements (note 3):
Available for sale, at fair value	11,079	11,392
Held to maturity, at amortized cost (fair value of $21,019 in 2003 and $27,811 in 2002)	20,510	26,758

Total securities	31,589	38,150

Loans held for sale (note 4)	779	7,244
Loans, net of allowance for loan losses (note 4)	119,089	121,475
Accrued interest receivable	956	1,081
Federal Home Loan Bank stock, at cost	613	521
Premises and equipment, net (note 5)	3,103	2,962
Bank-owned life insurance	5,340	5,113
Deferred income taxes (note 8)	941	781
Other assets	628	523

Total assets	$225,867	$212,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$44,142	$46,610
Money market demand and NOW	37,233	32,805
Regular, club and preferred rate savings	42,171	34,106
Time (note 6)	75,172	69,500

Total deposits	198,718	183,021
Borrowings under securities repurchase agreements (note 7)	4,540	5,723
Accrued interest payable	108	126
Securities purchased, not yet settled	—	2,529
Other liabilities (note 14)	2,014	1,317

Total liabilities	205,380	192,716

Commitments and contingencies (note 9) Stockholders’ equity (notes 10 and 12):
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,289,735 shares in 2003 and 1,279,365 shares in 2002; outstanding 1,237,674 shares in 2003 and 1,207,904 shares in 2002	13	13
Additional paid-in capital	14,298	13,954
Retained earnings	7,253	6,205
Treasury stock, at cost (52,061 shares in 2003 and 71,461 shares in 2002)	(545)	(749)
Unearned restricted stock awards	(558)	(183)
Accumulated other comprehensive income, net of taxes (note 11)	26	98

Total stockholders’ equity	20,487	19,338

Total liabilities and stockholders’ equity	$225,867	$212,054

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	2003	2002
Interest income:
Loans	$8,831	$9,423
Securities	1,563	1,921
Federal funds sold	443	224

Total interest income	10,837	11,568

Interest expense:
Deposits	2,943	3,010
Borrowings (note 7)	72	80

Total interest expense	3,015	3,090

Net interest income	7,822	8,478
Provision for loan losses (note 4)	96	363

Net interest income after provision for loan losses	7,726	8,115

Non-interest income:
Gain on sale of loans and loan servicing, net (note 4)	1,144	630
Deposit service charges	447	507
Bank-owned life insurance	198	153
Other	725	770

Total non-interest income	2,514	2,060

Non-interest expense:
Salaries and employee benefits (notes 12 and 14)	4,381	4,009
Occupancy (note 9)	680	768
Furniture and equipment	431	390
Data processing	549	564
Professional fees	393	304
Advertising and promotion	176	204
Other	1,025	1,001

Total non-interest expense	7,635	7,240

Income before income tax expense	2,605	2,935
Income tax expense (note 8)	1,003	1,115

Net income	$1,602	$1,820

Earnings per common share (note 13):
Basic	$1.33	$1.53
Diluted	1.28	1.48

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares Outstanding	Amount
Balances at December 31, 2001	1,076,720	$12	$11,816	$6,848	$(880)	$—	$145	$17,941
Comprehensive income:
Net income	—	—	—	1,820	—	—	—	1,820
Other comprehensive loss (note 11)	—	—	—	—	—	—	(47)	(47)

Total comprehensive income								1,773
Cash dividends declared ($0.4398 per share)	—	—	—	(530)	—	—	—	(530)
Shares issued in connection with:
Stock dividend	109,123	1	1,932	(1,933)	—	—	—	—
Restricted stock awards	11,450	—	52	—	131	(183)	—	—
Stock option exercises	3,025	—	27	—	—	—	—	27
Dividend Reinvestment Plan	6,687	—	112	—	—	—	—	112
Directors Compensation Plan	899	—	15	—	—	—	—	15

Balances at December 31, 2002	1,207,904	13	13,954	6,205	(749)	(183)	98	19,338
Comprehensive income:
Net income	—	—	—	1,602	—	—	—	1,602
Other comprehensive loss (note 11)	—	—	—	—	—	—	(72)	(72)

Total comprehensive income								1,530
Cash dividends declared ($0.45 per share)	—	—	—	(554)	—	—	—	(554)
Shares issued in connection with:
Restricted stock awards	19,400	—	171	—	204	(375)	—	—
Stock option exercises	4,731	—	64	—	—	—	—	64
Dividend Reinvestment Plan	5,639	—	109	—	—	—	—	109

Balances at December 31, 2003	1,237,674	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

(In thousands)

	2003	2002
Operating activities:
Net income	$1,602	$1,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604	576
Gain on sale of loans and loan servicing, net	(1,144)	(630)
Provision for loan losses	96	363
Originations of loans held for sale	(26,442)	(22,578)
Proceeds from sales of loans held for sale	34,225	17,314
Deferred income tax benefit	(115)	(38)
Decrease (increase) in accrued interest receivable	125	(6)
Increase in other assets	(105)	(175)
Decrease in accrued interest payable	(18)	(38)
Increase in other liabilities	697	419
Income on bank-owned life insurance	(198)	(153)
Other adjustments, net	(107)	270

Net cash provided by (used in) operating activities	9,220	(2,856)

Investing activities:
Proceeds from maturities and calls of securities available for sale	4,133	3,497
Proceeds from maturities and calls of securities held to maturity	14,098	8,422
Purchases of securities available for sale	(6,529)	(2,683)
Purchases of securities held to maturity	(7,990)	—
Net loan repayments (originations), other than loans held for sale	2,234	(17,917)
Purchases of bank-owned life insurance	(29)	(3,923)
Purchases of Federal Home Loan Bank stock	(92)	(55)
Purchases of premises and equipment	(557)	(434)

Net cash provided by (used in) investing activities	5,268	(13,093)

Financing activities:
Net increase in deposits	15,697	28,548
Net decrease in borrowings under securities repurchase agreements	(1,183)	(2,318)
Dividends paid on common stock	(550)	(515)
Proceeds from issuance of common stock	173	139

Net cash provided by financing activities	14,137	25,854

Net increase in cash and cash equivalents	28,625	9,905
Cash and cash equivalents at beginning of year	34,204	24,299

Cash and cash equivalents at end of year	$62,829	$34,204

Supplemental information:
Interest payments	$3,033	$3,128
Income tax payments	973	1,203
(Decrease) increase in liability for securities purchased, not yet settled	(2,529)	2,529
Loans transferred to repossessed assets	—	81

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Bancorp, the Bank and Cornerstone Business Credit, Inc. (a wholly-owned subsidiary of the Bank engaged in small business lending operations). These entities are referred to collectively as the “Company”. Management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

December 31, 2003 and 2002

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the existing loan portfolio. The allowance is adjusted to the appropriate level through the periodic provision for loan losses, after recording charge-offs and recoveries. When specific loans or portions thereof are judged by management to be uncollectible, those amounts are charged-off to reduce the allowance for loan losses. Subsequent recoveries of previously charged-off amounts are restored to the allowance when collected in cash.

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

December 31, 2003 and 2002

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

Bank-Owned Life Insurance

Bank-owned life insurance is reported at the cash surrender value of the underlying policies. Periodic increases in the cash surrender value are recorded in non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. Certain policies were purchased by the Company in consideration of its obligations under the salary continuation agreements described in note 14.

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

December 31, 2003 and 2002

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under SFAS No. 123, the grant date fair value of options is recognized as compensation expense over the vesting period or in full at the grant date if there is no vesting period. The Company has elected to continue to apply APB Opinion No. 25 and disclose the pro forma information required by SFAS No. 123. Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company’s net income and earnings per common share would have been adjusted to the following pro forma amounts for the years ended December 31:

	2003	2002
	(In thousands, except per share data)
Net income, as reported	$1,602	$1,820
Add restricted stock expense included in reported net income, net of related tax effects	50	23
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(55)	(43)

Pro forma net income	$1,597	$1,800

Basic earnings per common share:
As reported	$1.33	$1.53
Pro forma	1.33	1.51

Diluted earnings per common share:
As reported	$1.28	$1.48
Pro forma	1.28	1.46

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

On a per share basis, the weighted average estimated fair values of options granted during 2003 and 2002 were $3.14 and $2.68, respectively. These fair values were estimated using the Black Scholes option-pricing model and the following weighted average assumptions in 2003 and 2002: dividend yield of 2.3% and 2.6%, respectively; expected volatility rate of 45% and 46%, respectively; expected option life of eight years; and risk-free interest rate of 3.3% and 3.6%, respectively.

Borrowings Under Securities Repurchase Agreements

The Company enters into transactions with certain of its commercial customers in which it sells U.S. Government Agency securities under an agreement to repurchase the identical securities from the customer at a later date. These transactions are accounted for as secured borrowings since the Company maintains effective control over the underlying securities that are pledged as collateral. The transaction proceeds are recorded as borrowings in the consolidated statements of condition, and the collateral securities continue to be carried as assets of the Company.

Segment Information

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit services to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community banking operations of the Bank and its subsidiary, which constitute the Company’s only operating segment for financial reporting purposes.

(2)	Cash Reserve Requirements

The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. These reserves were $2,372,000 and $2,885,000 at December 31, 2003 and 2002, respectively, and are included in cash and due from banks in the consolidated statements of condition.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(3)	Securities

The amortized cost, gross unrealized gains and losses, and fair values of securities are summarized below. Mortgage-backed securities consist of pass-through securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2003
Available for sale:
U.S. Government Agency securities	$9,535	$45	$(2)	$9,578
Mortgage-backed securities	1,502	5	(6)	1,501

Total	$11,037	$50	$(8)	$11,079

Held to maturity:
U.S. Government Agency securities	$15,090	$429	$—	$15,519
Mortgage-backed securities	2,354	59	—	2,413
State and municipal bonds	2,991	21	—	3,012
Other securities	75	—	—	75

Total	$20,510	$509	$—	$21,019

December 31, 2002
Available for sale:
U.S. Government Agency securities	$9,082	$160	$—	$9,242
Mortgage-backed securities	2,152	—	(2)	2,150

Total	$11,234	$160	$(2)	$11,392

Held to maturity:
U.S. Government Agency securities	$20,746	$911	$—	$21,657
Mortgage-backed securities	5,937	142	—	6,079
Other securities	75	—	—	75

Total	$26,758	$1,053	$—	$27,811

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The gross unrealized losses totaling $8,000 at December 31, 2003 relate to U.S. Government Agency securities and mortgage-backed securities with fair values of $1,998,000 and $710,000, respectively. All of these securities had been in a continuous unrealized loss position for less than twelve months at December 31, 2003. The Company has the ability and intent to hold these securities until a market price recovery, which may be until maturity. The unrealized losses are attributable to changes in market interest rates and, accordingly, were deemed to be temporary impairments in value.

The following is a summary of the amortized cost and fair value of debt securities (other than mortgage-backed securities) at December 31, 2003, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$2,501	$2,533	$8,547	$8,657
Over one year, less than five years	7,034	7,045	6,593	6,912
Five through ten years	—	—	3,016	3,037

Total	$9,535	$9,578	$18,156	$18,606

Securities pledged as collateral for purposes other than the repurchase agreement borrowings described in note 7 had total fair values of $2,053,000 and $2,068,000 at December 31, 2003 and 2002, respectively.

There were no sales of securities during the years ended December 31, 2003 and 2002.

(4)	Loans

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The loan portfolio (excluding loans held for sale) consisted of the following at December 31:

	2003	2002
	(In thousands)
Loans secured by real estate:
Residential	$36,473	$46,085
Non-residential	52,945	49,977
Construction	14,920	11,429
Commercial loans	15,077	14,024
Consumer and other loans	2,116	2,259

Total loans	121,531	123,774
Allowance for loan losses	(2,387)	(2,234)
Net deferred loan origination fees	(55)	(65)

Total loans, net	$119,089	$121,475

Loans held for sale at December 31, 2003 consisted of residential mortgage loans of $595,000 and Small Business Administration (“SBA”) loans of $184,000 ($7,057,000 and $187,000, respectively, at December 31, 2002). The estimated market value of loans held for sale at December 31, 2003 and 2002 exceeded cost and, accordingly, a lower-of-cost-or-market adjustment was not required. Proceeds from sales of residential mortgage loans and SBA loans totaled $33,454,000 in 2003 and $16,719,000 in 2002, resulting in gains on sale of $1,144,000 in 2003 and $630,000 in 2002. Gains on sales of residential mortgage loans include the related loan servicing rights which are released to the purchasers. Servicing rights are retained by the Company for SBA loans sold. The principal balances of SBA loans serviced for others, which are not included in the Company’s consolidated statements of condition, totaled $13,281,000 and $6,796,000 at December 31, 2003 and 2002, respectively.

The following is a summary of changes in the allowance for loan losses for the years ended December 31:

	2003	2002
	(In thousands)
Balance at beginning of year	$2,234	$1,848
Provision for loan losses	96	363
Loan charge-offs	(8)	(49)
Recoveries	65	72

Balance at end of year	$2,387	$2,234

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following is a summary of loans past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest:

	Non-accrual	Accruing	Total
	(In thousands)
December 31, 2003:
Loans secured by real estate	$9	$777	$786
Commercial loans	—	91	91
Consumer and other loans	—	44	44

Totals	$9	$912	$921

December 31, 2002:
Loans secured by real estate	$149	$1,480	$1,629
Commercial loans	—	122	122
Consumer and other loans	—	7	7

Totals	$149	$1,609	$1,758

The total recorded investment in impaired loans within the scope of SFAS No. 114 was $218,000 and $149,000 at December 31, 2003 and 2002, respectively, including certain loans current or past due less than 90 days for which interest payments were being applied to reduce principal. These were real estate secured loans with collateral values in excess of the recorded investments and, accordingly, allowances for impairment losses were not required under SFAS No. 114. The Company’s average recorded investment in impaired loans was $275,000 in 2003 and $367,000 in 2002.

Interest contractually due during the respective years on loans considered impaired at December 31 totaled $23,000 in 2003 and $14,000 in 2002. The portion of the 2003 and 2002 amounts actually collected was $19,000 and $3,000, respectively. No interest income was recorded on impaired loans in 2003 and 2002 while such loans were considered to be impaired.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(5)	Premises and Equipment

Premises and equipment are summarized as follows at December 31:

	2003	2002
	(In thousands)
Land	$999	$695
Buildings and improvements	2,036	2,028
Furniture and equipment	3,004	2,929
Vehicles	223	223

Total	6,262	5,875
Less accumulated depreciation and amortization	3,159	2,913

Premises and equipment, net	$3,103	$2,962

(6)	Time Deposits

The following is a summary of time deposits by remaining period to contractual maturity at December 31:

	2003	2002
	(In thousands)
90 days or less	$24,233	$21,461
91 to 180 days	13,910	10,110
181 days to one year	19,205	21,383

Total one year or less	57,348	52,954
Over one year, less than two years	11,095	7,328
Over two years, less than three years	6,448	4,966
Over three years, less than four years	19	4,119
Over four years, less than five years	252	123
Greater than five years	10	10

Total	$75,172	$69,500

Time deposits of $100,000 or more aggregated $18,118,000 and $18,415,000 at December 31, 2003 and 2002, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(7)	Borrowings

Information concerning borrowings under securities repurchase agreements follows as of and for the years ended December 31:

	2003	2002
	(Dollars in thousands)
Repurchase agreement borrowings:
At December 31	$4,540	$5,723
Average for the year	5,778	5,889
Maximum at any month end	6,754	6,149
Fair value of collateral securities at year end	4,587	5,815

Weighted average interest rates on borrowings:
At December 31	1.05%	1.42%
Average for the year	1.19	1.34

The repurchase agreement borrowings at December 31, 2003 mature within three months. Interest expense on securities repurchase agreements was $72,000 in 2003 and $79,000 in 2002.

The Bank may borrow funds from the FHLB of Boston subject to certain limitations. Borrowings are secured by the Bank’s investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged. The Bank’s FHLB borrowing capacity in the form of advances and borrowings under a short-term line of credit was $12,264,000 at December 31, 2003. There were no FHLB borrowings outstanding at December 31, 2003 and 2002. Interest expense on FHLB borrowings was $1,000 in 2002 (none in 2003).

(8)	Income Taxes

The components of income tax expense are as follows for the years ended December 31:

	2003	2002
	(In thousands)
Federal:
Current	$871	$928
Deferred	(101)	(33)

	770	895

State:
Current	247	225
Deferred	(14)	(5)

	233	220

Total income tax expense	$1,003	$1,115

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

	2003	2002
	(In thousands)
Income tax at federal statutory rate	$885	$998
State income tax, net of federal tax benefit	153	145
Bank-owned life insurance and other items	(35)	(28)

Actual income tax expense	$1,003	$1,115

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$758	$720
Interest on non-accrual loans	19	101
Other deductible temporary differences	270	78

Total deferred tax assets	1,047	899

Deferred tax liabilities:
Net unrealized gain on securities available for sale	16	60
Other taxable temporary differences	90	58

Total deferred tax liabilities	106	118

Net deferred tax assets	$941	$781

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The contract amounts of credit-related financial instruments reflect the extent of the Company’s involvement with those classes of financial instruments. The Company’s exposure to credit loss in the event of non-performance by the counterparty is represented by the contract amount. The Company uses the same credit policies in extending commitments, lines of credit and standby letters of credit as it does for on-balance sheet instruments.

The contract amounts of these off-balance sheet financial instruments at December 31, 2003 and 2002 are summarized below:

	2003	2002
	(In thousands)
Unused lines of credit	$15,497	$14,745
Commitments to originate loans	1,280	1,817
Standby letters of credit	1,338	1,650

Lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These agreements generally have fixed expiration dates, or other termination clauses, and may require payment of a fee. Since certain lines of credit and commitments will likely expire without being funded, the contract amounts do not necessarily represent future cash requirements. In extending lines of credit and commitments, the Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit shown in the preceding table. The Company’s recognized liability for performance standby letters of credit was insignificant at December 31, 2003 and 2002.

The Company also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These forward contracts are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The notional amount of the Company’s forward sales contracts was approximately $1,526,000 and $8,900,000 at December 31, 2003 and 2002, respectively. Changes in the fair value of the forward sales contracts, loan origination commitments and closed loans were insignificant at both December 31, 2003 and 2002.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Operating Lease Commitments

The Company was obligated under various operating leases for its branch offices and other office space at December 31, 2003. The leases include renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under operating leases was $384,000 in 2003 and $433,000 in 2002.

At December 31, 2003, the future minimum rental payments under operating leases, excluding renewal option periods, were $346,000 for 2004, $263,000 for 2005, $122,000 for 2006 and $32,000 for 2007.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2003 and 2002, the Bank and the Bancorp met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution. The Bancorp’s consolidated capital ratios at December 31, 2003 and 2002 were substantially the same as the Bank’s actual ratios set forth below.

			FDIC Requirements
	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2003
Leverage (Tier I) capital	$20,216	9.7%	$8,384	4.0%	$10,480	5.0%
Risk-based capital:
Tier I	20,216	13.7	5,893	4.0	8,839	6.0
Total	22,063	15.0	11,786	8.0	14,732	10.0
December 31, 2002
Leverage (Tier I) capital	$18,991	9.2%	$8,258	4.0%	$10,323	5.0%
Risk-based capital:
Tier I	18,991	13.0	5,861	4.0	8,790	6.0
Total	20,772	14.2	11,720	8.0	14,650	10.0

The Bank’s actual Tier I capital represents total stockholders’ equity, excluding the after-tax net unrealized gain or loss on securities available for sale. The Bank’s actual risk-based capital represents Tier I capital plus the allowance for loan losses up to 1.25% of risk-weighted assets.

Dividends

On April 2, 2002, the Company announced a 10% stock dividend which was distributed on June 14, 2002 to shareholders of record as of May 31, 2002. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every ten shares owned as of the record date. A total of 109,123 common shares were issued. An amount equal to the fair value of these shares was charged to retained earnings, with a corresponding combined increase in common stock and additional paid-in capital.

The Bancorp’s ability to pay cash dividends to its shareholders is largely dependent on the ability of the Bank to pay cash dividends to the Bancorp. Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years. The Bank’s net profits retained in 2003 and 2002 (after cash dividends) totaled $2,543,000.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan permits shareholders to automatically reinvest cash dividends in voluntary purchases of new shares of the Company’s common stock at the current market price. A shareholder can invest up to $5,000 in additional shares each quarter. A total of 5,639 and 6,687 common shares were issued under this plan during 2003 and 2002, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Stock Repurchases

In December 1999, the Company’s Board of Directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time in open market and/or privately-negotiated transactions. A total of 76,415 treasury shares were repurchased pursuant to this plan during 2000, at a total cost of $880,000 or an average of $11.52 per share. There have been no share repurchases since 2000. Certain treasury shares have been appropriated for the restricted stock grants made in 2002 and 2003.

(11)	Comprehensive Income

Total comprehensive income is reported in the consolidated statements of stockholders’ equity and represents the sum of net income and items of “other comprehensive income or loss.” The Company’s other comprehensive income or loss represents the change during the year in after-tax unrealized gains and losses on securities available for sale. Other comprehensive loss consists of the following for the years ended December 31:

	2003	2002
	(In thousands)
Net unrealized holding losses arising during the year on securities available for sale	$(116)	$(80)
Related deferred income taxes	44	33

Other comprehensive loss	$(72)	$(47)

The Company’s accumulated other comprehensive income, which is included as a separate component of stockholders’ equity, was $26,000 at December 31, 2003 and $98,000 at December 31, 2002. These amounts represent the net unrealized gains of $42,000 and $158,000 on securities available for sale at December 31, 2003 and 2002, respectively, less related deferred income taxes of $16,000 and $60,000, respectively.

(12)	Stock Compensation Plans

Stock Option Plan

The Company’s 1996 Incentive and Non-Qualified Stock Plan (the “1996 Plan”) provides for the issuance of up to 225,500 shares of the Company’s common stock, including outstanding stock options that were granted under the 1986 Incentive and Non-Qualified Stock Plan (the “1986 Plan”). At December 31, 2003, a total of 24,728 options were available for future grants under the 1996 Plan.

The terms of the 1996 Plan and the 1986 Plan are substantially the same, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights (“SARs”). No SARs have been granted as of December 31, 2003. Stock options have a ten-year term and an exercise price equal to the fair value of the Company’s common stock on the grant date. Options vest immediately, except for options granted to those directors who, on the date of grant, have fewer than five years of

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

service as a director of the Company. Such options become exercisable beginning on the fifth anniversary of the director’s initial service date.

Stock option transactions during 2002 and 2003 are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2001	178,843	$11.66
Granted	12,155	15.36
Expired	(726)	13.61
Exercised	(3,025)	8.99

Outstanding at December 31, 2002	187,247	11.94
Granted	2,500	18.00
Exercised	(4,731)	10.85

Outstanding at December 31, 2003	185,016	12.05

Substantially all stock options outstanding at December 31, 2003 and 2002 were exercisable at those dates. Outstanding options at December 31, 2002 consisted of 174,731 non-qualified options and 10,285 incentive options with weighted average exercise prices of $12.25 and $8.68, respectively. The weighted average remaining term of outstanding options was 3.9 years at December 31, 2003. Outstanding options at December 31, 2003 had exercise prices in the following ranges: $8.68 to $10.91 (86,542 options); $12.40 to $13.64 (41,718 options); $14.55 to $16.01 (48,784 options); and $17.25 to $18.00 (7,972 options).

Restricted Stock Plan

Under the terms of the Company’s 2001 Restricted Stock Plan, awards of 19,400 shares and 12,595 shares (adjusted for the 2002 stock dividend) were made in January 2003 and January 2002, respectively. An equal number of treasury shares has been appropriated for distribution upon vesting, which occurs at the rate of 40% in the second year following the award and 20% in each of the three subsequent years. No shares had become vested at December 31, 2003. The grant-date fair value of the shares awarded, amounting to $375,000 in 2003 and $183,000 in 2002, is being recognized as compensation expense on a straight-line basis over the respective vesting periods. Expense recognized in 2003 and 2002 was $81,000 and $37,000, respectively. At December 31, 2003, a total of 52,061 shares were available for future awards under this plan.

Directors Compensation Plan

Under the Directors Compensation Plan, non-officer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Directors who elect to receive stock are issued a whole number of shares equal to their compensation amount divided by the market price of the Company’s common stock as of the date of each Board meeting. No directors elected to receive stock in lieu of cash compensation in 2003. A total of 899 shares were issued to directors under this plan during 2002.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(13)	Earnings Per Common Share

Basic and diluted earnings per share (“EPS”) were calculated as follows for 2003 and 2002:

	Net Income (1)	Common Shares (2)	Earnings per Common Share
	(In thousands, except per share data)
2003
Basic EPS	$1,602	1,202	$1.33
Effect of dilutive securities (3)	—	49

Diluted EPS	$1,602	1,251	$1.28

2002
Basic EPS	$1,820	1,191	$1.53
Effect of dilutive securities (3)	—	41

Diluted EPS	$1,820	1,232	$1.48

(1)	Net income applicable to common stock equaled net income for both 2003 and 2002.

(2)	Shares in 2002 have been adjusted for the effect of the 10% stock dividend distributed during the year.

(3)	The effect of dilutive securities represents the number of common-equivalent shares issuable from the assumed exercise of stock options or vesting of restricted stock, computed using the treasury stock method. An average of 9,350 and 6,050 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 2003 and 2002, respectively.

(14)	Employee Savings Plan and Salary Continuation Agreements

The Company maintains a 401(k) Savings Plan covering substantially all employees. The plan provides for matching contributions by the Company based on a percentage of employee contributions. The Company’s expense for matching contributions was $81,000 in 2003 and $74,000 in 2002.

Effective April 1, 2002, the Company entered into salary continuation agreements with certain executive officers, providing for specified benefit payments for a 15-year period commencing upon the executive’s normal retirement date. The agreements also provide for specified benefits upon early termination, disability and death. The Company’s obligation to pay these benefits is unfunded, although certain life insurance policies have been purchased in consideration of the benefit obligations. Salaries and employee benefits expense includes accruals of $213,000 for the year ended December 31, 2003 and $145,000 for the period from the effective date of the agreements through December 31, 2002. No payments have been made under the agreements through December 31, 2003. Other liabilities at December 31, 2003 and 2002 include salary continuation accruals of $358,000 and $145,000, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(15)	Related Party Transactions

Loans made to the Company’s officers, employees, directors and their associates and affiliated businesses totaled $4,265,000 and $4,311,000 at December 31, 2003 and 2002, respectively. During 2003, new loans made directly or indirectly to these related parties were $595,000 and principal repayments were $641,000. These loans were made in the ordinary course of business at prevailing credit terms (including interest rates, collateral and repayment terms) and do not involve more than a normal risk of collection.

In the ordinary course of business, the Company also engages in transactions with companies in which certain Company directors have a business interest. Payments to such companies for commissions, services and materials totaled $50,000 in 2003 and $94,000 in 2002. Management believes that the amounts paid by the Company are reasonable and approximate the amounts that would have been paid to independent third parties.

(16)	Fair Values of Financial Instruments

SFAS No. 107 requires entities to disclose the fair values of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company’s consolidated statements of condition, as well as certain off-balance sheet items. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

December 31, 2003 and 2002

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$62,829	$62,829	$34,204	$34,204
Securities	31,589	32,098	38,150	39,203
Loans, including loans held for sale	119,868	120,353	128,719	128,929
Accrued interest receivable	956	956	1,081	1,081
FHLB stock	613	613	521	521

Financial liabilities:
Deposits without stated maturities	$123,546	$123,546	$113,521	$113,521
Time deposits	75,172	75,968	69,500	70,196
Borrowings under securities repurchase agreements	4,540	4,540	5,723	5,723
Accrued interest payable	108	108	126	126

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Other Financial Instruments

The remaining financial assets and liabilities listed in the preceding table have fair values that approximate the respective carrying amounts because they are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Fair values of the lines of credit, loan origination commitments and standby letters of credit described in note 9 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 2003 and 2002, the fair values of these financial instruments approximated the related carrying amounts, which were insignificant.

(17)	Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer, as defined in applicable Securities and Exchange Commission (“SEC”) regulations, the Company is required to apply FIN 46R to VIEs no later than the end of the first reporting period ending after December 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company currently holds no interests in VIEs and, accordingly, does not expect that FIN 46R will have a significant effect on its consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities (or as assets in some circumstances). SFAS No. 150 also requires certain disclosures for financial instruments within its scope. For SEC registrants such as the Company, SFAS No. 150 as originally issued was generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for the Company). The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(18)	Parent Company Financial Information

Set forth below are the Bancorp’s condensed statements of condition as of December 31, 2003 and 2002, together with the related condensed statements of income and cash flows for the years then ended.

	2003	2002
	(In thousands)
Condensed Statements of Condition
Assets:
Cash	$131	$213
Investment in the Bank	20,242	19,089
Other	376	215

Total assets	$20,749	$19,517

Liabilities and stockholders’ equity:
Liabilities	$262	$179
Stockholders’ equity	20,487	19,338

Total liabilities and stockholders’ equity	$20,749	$19,517

Condensed Statements of Income
Dividends received from the Bank	$612	$700
Non-interest expense	384	318

Income before income tax benefit and equity in the Bank’s undistributed earnings	228	382
Income tax benefit	148	121

Income before equity in the Bank’s undistributed earnings	376	503
Equity in the Bank’s undistributed earnings	1,226	1,317

Net income	$1,602	$1,820

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003	2002
	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$1,602	$1,820
Equity in the Bank’s undistributed earnings	(1,226)	(1,317)
Other adjustments, net	(81)	(66)

Net cash provided by operating activities	295	437

Cash flows from financing activities:
Dividends paid on common stock	(550)	(515)
Proceeds from issuance of common stock	173	139

Net cash used in financing activities	(377)	(376)

Net (decrease) increase in cash	(82)	61
Cash at beginning of year	213	152

Cash at end of year	$131	$213