Form 10QSB
period 2004-03-31
CORNERSTONE BANCORP INC
filed 2004-05-14
CIK 1079385

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of April 30, 2004 was 1,247,653.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - Financial Information

Item 1. Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$7,454	$15,829
Federal funds sold	35,600	47,000

Total cash and cash equivalents	43,054	62,829

Securities, including collateral of $5,332 at March 31, 2004 and $4,587 at December 31, 2003 for borrowings under securities repurchase agreements:
Available for sale, at fair value	8,982	11,079
Held to maturity, at amortized cost (fair value of $31,212 at March 31, 2004 and $21,019 at December 31, 2003)	30,689	20,510

Total securities	39,671	31,589

Loans held for sale	2,437	779
Loans, net of allowance for loan losses of $2,339 at March 31, 2004 and $2,387 at December 31, 2003	124,946	119,089
Accrued interest receivable	952	956
Federal Home Loan Bank stock, at cost	613	613
Premises and equipment, net	3,013	3,103
Bank-owned life insurance	4,678	5,340
Deferred income taxes	942	941
Other assets	799	628

Total assets	$221,105	$225,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$43,384	$44,142
Money market demand and NOW	36,133	37,233
Regular, club and money market savings	43,927	42,171
Time	65,341	75,172

Total deposits	188,785	198,718

Borrowings under securities repurchase agreements	5,293	4,540
Accrued interest payable	90	108
Securities purchased, not yet settled	3,000	—
Other liabilities	2,493	2,014

Total liabilities	199,661	205,380

Stockholders’ equity:
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,291,051 shares at March 31, 2004 and 1,289,735 shares at December 31, 2003	13	13
Additional paid-in capital	14,401	14,298
Retained earnings	8,168	7,253
Treasury stock, at cost (44,411 shares at March 31, 2004 and 52,061 shares at December 31, 2003)	(465)	(545)
Unearned restricted stock awards	(713)	(558)
Accumulated other comprehensive income, net of taxes	40	26

Total stockholders’ equity	21,444	20,487

Total liabilities and stockholders’ equity	$221,105	$225,867

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$2,338	$2,326
Securities	318	427
Federal funds sold	97	98

Total interest income	2,753	2,851

Interest expense:
Deposits	633	743
Borrowings	14	19

Total interest expense	647	762

Net interest income	2,106	2,089

Provision for loan losses	(511)	105

Net interest income after provision for loan losses	2,617	1,984

Non-interest income:
Deposit service charges	99	119
Gain on sale of loans and loan servicing, net	199	289
Bank-owned life insurance	41	52
Other	644	126

Total non-interest income	983	586

Non-interest expense:
Salaries and employee benefits	1,350	1,104
Occupancy	189	183
Furniture and equipment	113	102
Data processing	133	142
Professional fees	95	93
Advertising and promotion	45	46
Other	240	239

Total non-interest expense	2,165	1,909

Income before income tax expense	1,435	661
Income tax expense	380	248

Net income	$1,055	$413

Earnings per common share (Note B):
Basic	$0.87	$0.34
Diluted	0.82	0.33

Weighted average common shares (Note B):
Basic	1,206,666	1,196,481
Diluted	1,281,380	1,239,815

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS MARCH 31, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338

Net income			413				413
Other comprehensive loss						(8)	(8)

Total comprehensive income							405

Cash dividends ($0.1125 per share)			(138)				(138)

Shares issued in connection with:
Restricted stock awards		65		106	(171)		—
Dividend Reinvestment Plan		27					27

Balances at March 31, 2003	$13	$14,046	$6,480	$(643)	$(354)	$90	$19,632

Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487

Net income			1,055				1,055
Other comprehensive loss						14	14

Total comprehensive income							1,069

Cash dividends ($0.1125 per share)			(140)				(140)

Shares issued in connection with:
Restricted stock awards		75		80	(155)		—
Dividend Reinvestment Plan		28					28

Balances at March 31, 2004	$13	$14,401	$8,168	$(465)	$(713)	$40	$21,444

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$1,055	$413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	136	149
Provision for loan losses	(511)	105
Originations of loans held for sale	(4,487)	(6,105)
Proceeds from sales of loans held for sale	3,089	12,437
Decrease in accrued interest receivable	4	37
Increase in other assets	(171)	(295)
Decrease in accrued interest payable	(18)	(4)
Increase in other liabilities	479	341
Income on bank-owned life insurance	(41)	(52)
Other adjustments, net	199	(11)

Net cash (used in) provided by operating activities	(266)	7,015

Investing activities:
Proceeds from maturities and calls of securities available for sale	2,100	520
Proceeds from maturities and calls of securities held to maturity	2,831	1,567
Purchases of securities held to maturity	(10,036)	(7,990)
Purchases of securities available for sale	—	(2,529)
Net disbursements (receipts) for loan originations and principal repayments, other than loans held for sale	(5,805)	3,447
Redemption (purchases) of bank-owned life insurance	703	(29)
Purchases of Federal Home Loan Bank stock	—	(92)
Purchases of premises and equipment	(10)	(12)

Net cash used in investing activities	(10,217)	(5,118)

Financing activities:
Net (decrease) increase in deposits	(9,933)	14,122
Net increase in borrowings under securities repurchase agreements	753	1,031
Dividends paid on common stock	(140)	(138)
Proceeds from issuance of common stock	28	27

Net cash (used in) provided by financing activities	(9,292)	15,042

Net (decrease) increase in cash and cash equivalents	(19,775)	16,939

Cash and cash equivalents at beginning of period	62,829	34,204

Cash and cash equivalents at end of period	$43,054	$51,143

Supplemental information:
Interest payments	$665	$766
Income tax payments	240	494
Increase in liability for securities purchased, not yet settled	3,000	2,529

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2003. The interim results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three month periods ended March 31, 2004 and 2003 the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$1,055	$512
Add restricted stock expense included in reported net income, net of related tax effects	26	6
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(63)	(6)

Pro forma net income	$1,018	$512

Basic earnings per common share:
As reported	$0.87	$0.42
Pro forma	0.84	0.42

Diluted earnings per common share:
As reported	$0.82	$0.41
Pro forma	0.79	0.41

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive loss reported in the statements of stockholders’ equity for the three months ended March 31, 2004 and 2003 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,134 and $1,338 at March 31, 2004 and December 31, 2003, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2003. The Company’s recognized liability for performance standby letters of credit was insignificant at March 31, 2004.

NOTE F – RECENT ACCOUNTING STANDARDS

SAB No. 105, Application of Accounting Principles to Loan Commitments was issued on March 9, 2004, which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale of securitization. SAB No. 105 is effective for commitments entered into after March 31, 2004. The adoption of SAB No. 105 will not have a material effect to the Company’s consolidated financial statements.

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

FINANCIAL CONDITION

General

Total assets decreased to $221,105 at March 31, 2004 from $225,867 at December 31, 2003, a decrease of $4,762 (or 2%). The decrease in assets primarily relates to a decrease in cash and cash equivalents, which was partially offset by an increase in total securities and net loans. The decrease in cash and cash equivalents of $19,775 was attributed to a decrease in deposits of $9,933, an increase in total securities of $8,082, as well as increases in net loans (excluding loans held for sale) and loans held for sale of $5,857 and $1,658, respectively.

Loans

The net loan portfolio (excluding loans held for sale) increased to $127,285 at March 31, 2004 from $121,476 at December 31, 2003, an increase of $5,809 (or 5%). The increase in total loans primarily resulted from an increase in construction and non-residential real estate loans. The increase in construction loans primarily reflects advances in the existing portfolio and to a lesser extent $1,345 in new loan originations for the period. The increase in non-residential real estate was primarily due to new loan originations for the period.

Major classifications of loans at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$36,602	$36,473	$129	—%
Non-residential	55,153	52,945	2,208	4
Construction	18,285	14,920	3,365	23
Commercial loans	15,134	15,077	57	—
Consumer and other loans	2,157	2,116	41	2

Total loans	127,331	121,531	5,800	5

Allowance for loan losses	(2,339)	(2,387)	(48)	(2)
Deferred loan fees, net	(46)	(55)	(9)	(16)

Total loans, net	$124,946	$119,089	$5,857	5%

Residential mortgage loans held for sale at March 31, 2004 and December 31, 2003 were $982 and $595, respectively. Small Business Administration (“SBA”) loans held for sale at March 31, 2004 and December 31, 2003 were $1,455 and $184, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at March 31, 2004 and December 31, 2003. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	March 31, 2004	December 31, 2003
Loans on non-accrual status:
Loans secured by real estate	$213	$9
Commercial loans	25	—

	238	9

Loans on accrual status:
Loans secured by real estate	327	777
Commercial loans	166	91
Consumer and other loans	6	44

	499	912

Total loans past due 90 days or more	737	921

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Commercial loans	142	218

	142	218

Total non-performing loans	$879	$1,139

Ratio of total non-performing loans to total loans outstanding	0.68%	0.94%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$2,387	$2,234
Provision for loan losses	(511)	105
Loan charge-offs	(5)	—
Recoveries	468	8

Balance at end of period	$2,339	$2,347

During the quarter ended March 31, 2004 the Bank recovered $690, of which $460 was a recovery of previously charged-off principal and $216 in interest which was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.80% and 266% respectively, at March 31, 2004, compared to 1.96% and 210%, respectively, at December 31, 2003.

Securities

Total securities increased to $39,671 at March 31, 2004 from $31,589 at December 31, 2003, an increase of $8,082 (or 26%). The increase in the securities portfolio was primarily due to purchases of $13,036 in securities held to maturity, partially offset by maturities and principal paydowns totaling $4,931.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	March 31, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$7,528	$7,568	$9,535	$9,578
Mortgage-backed securities	1,399	1,414	1,502	1,501

	$8,927	$8,982	$11,037	$11,079

Held to maturity
U.S. Agency securities	$25,604	$26,023	$15,090	$15,519
Mortgage-backed securities	2,044	2,096	2,354	2,413
Municipal bonds	2,991	3,043	2,991	3,012
Other securities	50	50	75	75

	$30,689	$31,212	$20,510	$21,019

Total	$39,616	$40,194	$31,547	$32,098

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	March 31, 2004	December 31, 2003	Dollar Change	Percent Change
Demand (non-interest bearing)	$43,384	$44,142	$(758)	(2)%
Money market demand and NOW	36,133	37,233	(1,100)	(3)
Regular, club and money market savings	43,927	42,171	1,756	4
Time	65,341	75,172	(9,831)	(13)

Total	$188,785	$198,718	$(9,933)	(5)%

The decrease in deposits was primarily related to the decrease of approximately $9,831 in time deposits and, to a lesser extent, decreases of $1,100 in money market demand and NOW accounts as well as a decrease of $758 in demand deposits. During the first three months of 2004, decreases in time deposits were primarily attributable to a decline in 12-17 month and 36-47 month certificates of deposit of $8,132 and $1,003, respectively. Certificates of deposit in denominations of $100 or more were $15,750 at March 31, 2004 compared to $18,118 at December 31, 2003, a decrease of $2,368 (or 13%).

Liquidity and Capital Resources

At March 31, 2004, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $60,294. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at March 31, 2004 was 30.98%, compared to 37.29% at December 31, 2003. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at March 31, 2004 was 47.56%, compared to 51.63% at December 31, 2003. The decreases in primary and secondary liquidity ratios in 2004 are primarily a result of the reduction in cash and cash equivalents at March 31, 2004 as compared to December 31, 2003. The effect of the lower level of cash and cash equivalents was partially offset by a reduction in time deposits at March 31, 2004 compared to December 31, 2003. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash used in operating activities was $266 for the three months ended March 31, 2004 as compared to $7,015 provided by operating activities for the three months ended March 31, 2003, primarily reflecting net cash outflows from loans held for sale in the first three months of 2004 compared to net cash inflows in the same period last year. Compared to the first three months of 2003, cash used in investing activities increased $5,099, primarily due to the effect of net loan disbursements of $5,805 during the three months ended March 31, 2004 as compared to net loan receipts of $3,447 during the three months ended March 31, 2003. The decrease in net cash provided by financing activities of $24,334 for the three months ended March 31, 2004, primarily resulted from a decrease in cash provided by deposits. Cash and cash equivalents decreased $19,775 for the three months ended March 31, 2004, compared to an increase of $16,939 in the first three months of 2003.

At March 31, 2004, the Company had outstanding loan commitments under unused lines of credit of $14,872 and outstanding letters of credit of $1,134.

At March 31, 2004 and December 31, 2003, the Company’s consolidated leverage capital ratio was 9.9% and 9.7%, respectively. At March 31, 2004 and December 31, 2003, the Company’s consolidated Tier 1 risk-based capital ratio was 13.7%. The Company’s consolidated total risk-based capital ratio at March 31, 2004 and December 31, 2003 was 15%. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements in the 2003 Annual Report on the Company’s Form 10-KSB, to gain a greater understanding of how the Company’s financial performance is reported.

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

Net Income. Net income was $1,055 for the three months ended March 31, 2004 compared to $413 for the three months ended March 31, 2003, an increase of $642 (or 155%). Diluted earnings per common share were $0.82 for the three months ended March 31, 2004 and $0.33 for the three months ended March 31, 2003 based on weighted average common shares of 1,281,380 and 1,239,815, respectively. The annualized return on average common stockholders’ equity was 20.43% and 8.59% for the three months ended March 31, 2004 and 2003, respectively. The annualized return on average assets was 1.97% for the three months ended March 31, 2004 and 0.77% for the three months ended March 31, 2003.

The higher net income for the three months ended March 31, 2004 was attributable to a credit provision in the provision for loan losses primarily as a result of the loan recovery previously mentioned and proceeds from key man life insurance, which was partially offset by an increase in salaries and other employee benefits.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,106 for the three months ended March 31, 2004, an increase of $17 (or 1%) from the $2,089 reported for the three months ended March 31, 2003. The average yield on interest-earning assets decreased 29 basis points for the quarter ended March 31, 2004 compared to March 31, 2003, while the average rate paid on interest-bearing liabilities decreased 45 basis points. Declining interest rates during 2003 continued to impact the yields on the Company’s loans and federal funds sold. Interest income on a previously charged-off loan and the increased average volume of interest-earning assets (primarily federal funds sold) partially offset the general decline in market rates. These continuing low rates also contributed to the decline in the average rate paid on time certificates of deposit. These changes resulted in a 3 basis point decrease in the net interest margin to 4.26% for the quarter ended March 31, 2004 compared to 4.29% for the quarter ended March 31, 2003.

Interest Income. Average earning assets for the three months ended March 31, 2004 were $199,521 compared to $197,459 for the three months ended March 31, 2003, an increase of $2,062 (or 1%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,753 for the three months ended March 31, 2004 compared to $2,851 for the three months ended March 31, 2003, representing a decrease of $98 (or 3%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,338 for the three months ended March 31, 2004 compared to $2,326 for the three months ended March 31, 2003, an increase of $12 (or 1%). Average loan volume decreased slightly during the quarter ended March 31, 2004 compared to March 31, 2003, but the declining yields on the Company’s loan portfolio had a more significant effect on interest income. The effect of declining yields was partially offset by a recovery of interest on a loan charged-off in December 2000. Average loans outstanding in the three months ended March 31, 2004 were $124,660 compared to $125,087 during the three months ended March 31, 2003, a decrease of $427. The average yield on loans remained unchanged at 7.54% for the quarter ended March 31, 2004 and March 31, 2003, primarily due to the aforementioned recovery of interest.

Average investments in securities and federal funds sold were $74,861 for the three months ended March 31, 2004 compared to $72,372 for the three months ended March 31, 2003, an increase of $2,489 (or 3%). Related income decreased to $415 for the three months ended March 31, 2004 from $525 for the three months ended March 31, 2003, a decrease of $110 (or 21%). Average investments in securities, not including federal funds sold, decreased by $5,541 (or 14%) during the three months ended March 31, 2004. The decrease in income from securities was due to a decrease in the average volume of securities. Average federal funds sold increased by $8,031 (or 24%). Although the average volume of securities declined from year to year, approximately $8,105 in net purchases (purchases of new securities less maturing securities) were made during the first quarter of 2004 to reduce the level of federal funds.

Interest Expense. Interest expense was $647 for the three months ended March 31, 2004 compared to $762 for the three months ended March 31, 2003, a decrease of $115 (or 15%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended March 31, 2004 were $152,133 compared to $142,959 during the three months ended March 31, 2003, an increase of $9,174 (or 6%). The decrease in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest bearing liabilities of 45 basis points to 1.71% for the quarter ended March 31, 2004 compared to 2.16% for the quarter ended March 31, 2003.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $(511) the three months ended March 31, 2004 and $105 for the three months ended March 31, 2003. Net loan recoveries were $468 in the quarter ended March 31, 2004 compared to net loan recoveries of $8 in the first quarter last year. Approximately $460 in principal was recovered during the quarter ending March 31, 2004 on loans to one borrower which were charged-off in December 2000.

At March 31, 2004, the Company had $879 of non-performing loans, including $238 of non-accrual loans and $499 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $142 at March 31, 2004. At December 31, 2003, the Company had $1,139 of non-performing loans, including $9 of non-accrual loans and $912 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $218 at December 31, 2003.

Non-interest Income. Non-interest income was $983 for the three months ended March 31, 2004 compared to $586 for the three months ended March 31, 2003, an increase of $397 (or 68%). The increase of $518 in other income is directly attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman. The $90 decrease in the net gain on sale of loans and loan servicing for the three months ended March 31, 2004 compared to March 31, 2003 relates to the reduced volume of mortgage loans available for sale of $982 and $1,345 at March 31, 2003 and 2002, respectively.

Non-interest Expense. Total non-interest expense was $2,165 for the three months ended March 31, 2004 and $1,909 for the three months ended March 31, 2003, an increase of $256 (or 13%).

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three Months Ended March 31,		Increase (Decrease) 2004 vs 2003
Category	2004	2003	$ Change	% Change
Salaries and employee benefits	$1,350	$1,104	$246	22%
Occupancy	189	183	6	3
Furniture and equipment	113	102	11	11
Data processing	133	142	(9)	(6)
Professional fees	95	93	2	2
Advertising and promotion	45	46	(1)	(2)
Other	240	239	1	—

Total non-interest expense	$2,165	$1,909	$256	13%

The increase in salaries and employee benefits primarily relates to increased benefit accruals for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004.

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $299 (or 9%) in the first quarter of 2004 compared to the same period in 2003.

	Three Months Ended March 31,
Category	2004	2003
Salaries and employee benefits	36.14%	32.12%
Occupancy	5.07	5.32
Furniture and equipment	3.02	2.97
Data processing	3.56	4.13
Professional fees	2.54	2.71
Advertising and promotion	1.20	1.34
Other	6.42	6.95

Total non-interest expense	57.95%	55.54%

Income Taxes. The provision for income taxes increased to $380 for the three months ended March 31, 2004 from $248 for the three months ended March 31, 2003, primarily due to higher income before income tax expense which was partially offset by a lower effective tax rate.

Item 3. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2004, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits to this report.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

1. Form 8-K filed on January 28, 2004 reporting earnings for the calendar quarter, and year ended December 31, 2003.

2. Form 8-K filed on March 2, 2004 reporting cash dividend and events affecting first quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC.
(Registrant)

Date: May 14, 2004	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: May 14, 2004	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer