Form 10QSB
period 2004-06-30
CORNERSTONE BANCORP INC
filed 2004-08-13
CIK 1079385

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of July 28, 2004 was 1,254,386.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PAGE
PART I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Condition June 30, 2004 and December 31, 2003	1

Consolidated Statements of Income Three Months Ended June 30, 2004 and 2003	2

Consolidated Statements of Income Six Months Ended June 30, 2004 and 2003	3

Consolidated Statements of Stockholders’ Equity Six Months Ended June 30, 2004 and 2003	4

Consolidated Statements of Cash Flows Six Months Ended June 30, 2004 and 2003	5

Notes to Consolidated Financial Statements	6 - 8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9 - 20

Item 3. Controls and Procedures	21

PART II – Other Information

Item 1. Legal Proceedings	None

Item 2. Changes in Securities and Use of Proceeds	None

Item 3. Defaults upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

Item 1.    Financial Statements

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents:
Cash and due from banks	$15,406	$15,829
Federal funds sold	17,700	47,000

Total cash and cash equivalents	33,106	62,829

Securities, including collateral of $6,459 in 2004 and $4,587 in 2003 for borrowings under securities repurchase agreements:
Available for sale, at fair value	4,219	11,079
Held to maturity, at amortized cost (fair value of $52,298 in 2004 and $21,019 in 2003)	52,424	20,510

Total securities	56,643	31,589

Loans held for sale	720	779
Loans, net of allowance for loan losses of $2,302 at June 30, 2004 and $2,387 at December 31, 2003	128,296	119,089
Accrued interest receivable	1,017	956
Federal Home Loan Bank stock, at cost	613	613
Premises and equipment	3,309	3,103
Bank-owned life insurance	4,762	5,340
Deferred income taxes	960	941
Other assets	695	628

Total assets	$230,121	$225,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$49,715	$44,142
Money market demand and NOW	42,070	37,233
Regular, club and preferred rate savings	44,427	42,171
Time	60,169	75,172

Total deposits	196,381	198,718
Borrowings under securities repurchase agreements	6,421	4,540
Accrued interest payable	77	108
Securities purchased, not yet settled	3,030	—
Other liabilities	2,486	2,014

Total liabilities	208,395	205,380

Stockholders’ equity
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,293,797 shares in 2004 and 1,289,735 shares in 2003; outstanding 1,249,386 shares in 2004 and 1,237,674 shares in 2003	13	13
Additional paid-in capital	14,448	14,298
Retained earnings	8,449	7,253
Treasury stock, at cost (44,411 shares in 2004 and 52,061 shares in 2003)	(465)	(545)
Unearned restricted stock awards	(713)	(558)
Accumulated other comprehensive income, net of taxes	(6)	26

Total stockholders’ equity	21,726	20,487

Total liabilities and stockholders’ equity	$230,121	$225,867

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Interest income:
Loans	$2,218	$2,189
Securities	375	432
Federal funds sold	69	135

Total interest income	2,662	2,756

Interest expense:
Deposits	558	754
Borrowings	18	21

Total interest expense	576	775

Net interest income	2,086	1,981
Provision for loan losses	(39)	70

Net interest income after provision for loan losses	2,125	1,911

Non-interest income:
Gain on sale of loans and loan servicing, net	90	306
Deposit service charges	128	113
Bank-owned life insurance	48	49
Other	211	199

Total non-interest income	477	667

Non-interest expense:
Salaries and employee benefits	1,093	1,030
Occupancy	177	180
Furniture and equipment	114	101
Data processing	119	140
Professional fees	94	83
Advertising and promotion	42	41
Other	281	325

Total non-interest expense	1,920	1,900

Income before income tax expense	682	678
Income tax expense	260	261

Net income	$422	$417

Earnings per common share (Note B):
Basic	$0.35	$0.35
Diluted	0.33	0.33

Weighted average common shares (Note B):
Basic	1,208,597	1,200,335
Diluted	1,290,610	1,249,422

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Interest income:
Loans	$4,556	$4,515
Securities	693	859
Federal funds sold	166	233

Total interest income	5,415	5,607

Interest expense:
Deposits	1,191	1,497
Borrowings	32	40

Total interest expense	1,223	1,537

Net interest income	4,192	4,070
Provision for loan losses	(550)	175

Net interest income after provision for loan losses	4,742	3,895

Non-interest income:
Gain on sale of loans and loan servicing, net	289	594
Deposit service charges	227	231
Bank-owned life insurance	88	101
Other	855	325

Total non-interest income	1,459	1,251

Non-interest expense:
Salaries and employee benefits	2,443	2,133
Occupancy	366	364
Furniture and equipment	228	203
Data processing	252	283
Professional fees	188	176
Advertising and promotion	86	87
Other	521	563

Total non-interest expense	4,084	3,809

Income before income tax expense	2,117	1,337
Income tax expense	640	508

Net income	$1,477	$829

Earnings per common share (Note B):
Basic	$1.22	$0.69
Diluted	1.15	0.67

Weighted average common shares (Note B):
Basic	$1,207,723	$1,198,627
Diluted	1,283,797	1,246,126

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338
Comprehensive income:
Net income	—	—	829	—	—	—	829
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Total comprehensive income							807
Cash dividends declared ($0.225 per share)	—	—	(275)	—	—	—	(275)
Shares issued in connection with:
Restricted stock awards	—	65	—	106	(171)	—	—
Stock option exercises	—	51	—	—	—	—	51
Dividend Reinvestment Plan	—	53	—	—	—	—	53

Balances at June 30, 2003	13	14,123	6,759	(643)	(354)	76	19,974

Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487
Comprehensive income:
Net income	—	—	1,477	—	—	—	1,477
Other comprehensive loss	—	—	—	—	—	(32)	(32)
Total comprehensive income							1,445
Cash dividends declared ($0.225 per share)	—	—	(281)	—	—	—	(281)
Shares issued in connection with:
Restricted stock awards	—	75	—	80	(155)	—	—
Stock option exercises	—	20	—	—	—	—	20
Dividend Reinvestment Plan	—	55	—	—	—	—	55

Balances at June 30, 2004	13	14,448	8,449	(465)	(713)	(6)	21,726

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands)

(unaudited)

	2004	2003
Operating activities:
Net income	$1,477	$829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	270	300
Provision for loan losses	(550)	175
Originations of loans held for sale	(8,032)	(12,376)
Proceeds from sales of loans held for sale	8,633	17,819
(Increase) decrease in accrued interest receivable	(61)	135
Increase in other assets	(67)	(143)
Decrease in accrued interest payable	(31)	(12)
Increase in other liabilities	472	425
Income on bank-owned life insurance	(88)	(101)
Other adjustments, net	(70)	(14)

Net cash provided by operating activities	1,953	7,037

Investing activities:
Proceeds from maturities and calls of securities available for sale	6,788	2,669
Proceeds from maturities and calls of securities held to maturity	7,224	5,610
Purchases of securities available for sale	—	(7,990)
Purchases of securities held to maturity	(36,152)	(2,529)
Net loan (originations) repayments, other than loans held for sale	(9,131)	3,959
Redemption (purchases) of bank-owned life insurance	666	(66)
Purchases of Federal Home Loan Bank stock	—	(92)
Purchases of premises and equipment	(411)	(165)

Net cash (used in) provided by investing activities	(31,016)	1,396

Financing activities:
Net (decrease) increase in deposits	(2,337)	21,791
Net increase in borrowings under securities repurchase agreements	1,881	295
Dividends paid on common stock	(279)	(273)
Proceeds from issuance of common stock	75	104

Net cash (used in) provided by financing activities	(660)	21,917

Net (decrease) increase in cash and cash equivalents	(29,723)	30,350
Cash and cash equivalents at beginning of period	62,829	34,204

Cash and cash equivalents at end of year	$33,106	$64,554

Supplemental information:
Interest payments	$1,254	$1,549
Income tax payments	832	532
Increase (decrease) in liability for securities purchased, not yet settled	3,030	(2,529)

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”) and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2003. The interim results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three month periods ended June 30, 2004 and 2003 the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income, as reported	$422	$417	$1,477	$829
Add restriced stock expense included in reported net income, net of related tax effects	24	11	50	22
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(37)	(16)	(100)	(27)

Pro forma net income	409	412	1,427	824

Basic earnings per common share:
As reported	$0.35	$0.35	$1.22	$0.69
Pro forma	0.34	0.34	1.18	0.69

Diluted earnings per common share:
As reported	$0.33	$0.33	$1.15	$0.67
Pro forma	0.32	0.33	1.11	0.66

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive loss reported in the statements of stockholders’ equity for the three months ended June 30, 2004 and 2003 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,221 and $1,338 at June 30, 2004 and December 31, 2003, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2003. The Company’s recognized liability for performance standby letters of credit was insignificant at June 30, 2004.

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

FINANCIAL CONDITION

General

Total assets increased to $230,121 at June 30, 2004 from $225,867 at December 31, 2003, an increase of $4,254 (or 2%). The increase in assets primarily relates to a decrease in cash and cash equivalents, which was partially offset by an increase in total securities and net loans. The decrease in cash and cash equivalents of $29,723 was attributed to an increase in total securities of $25,054, an increase in net loans (excluding loans held for sale) of $9,207, as well as a decrease in deposits of $2,337.

Loans

The loan portfolio (excluding loans held for sale) increased to $130,598 at June 30, 2004 from $121,476 at December 31, 2003, an increase of $9,122 (or 8%). The increase in total loans primarily resulted from an increase in non-residential, construction and residential real estate loans. The increase was partially offset by a decrease in commercial as well as consumer and other loans. The increases in non-residential, residential and construction loans primarily reflect new loan originations for the period.

Major classifications of loans at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$38,891	$36,473	$2,418	7%
Non-residential	58,422	52,945	5,477	10
Construction	17,727	14,920	2,807	19
Commercial loans	13,804	15,077	(1,273)	(8)
Consumer and Other Loans	1,811	2,116	(305)	(14)

Total Loans	130,655	121,531	9,124	8
Allowance for loan losses	(2,302)	(2,387)	85	(4)
Deferred loan fees, net	(57)	(55)	(2)	4

Total loans, net	$128,296	$119,089	$9,207	8%

There were no residential mortgage loans held for sale at June 30, 2004 compared to $595 at December 31, 2003. Small Business Administration (“SBA”) loans held for sale at June 30, 2004 and December 31, 2003 were $720 and $184, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at June 30, 2004 and December 31, 2003. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	June 30, 2004	December 31, 2003
Loans on non-accrual status:
Loans secured by real estate	$228	$9
Commercial loans	112
Consumer and other loans	5	—

	345	9

Loans on accrual status:
Loans secured by real estate	645	777
Commercial loans	15	91
Consumer and other loans	26	44

	686	912

Total loans past due 90 days or more	1,031	921

Loans current or past due less than 90 days for which interest payments were being applied to reduc principal balances:
Commercial loans	340	218

	340	218

Total non-performing loans	$1,371	$1,139

Ratio of total non-performing loans to total loans outstanding	1.05%	0.94%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,339	$2,347	$2,387	$2,234
Provision for loan losses	(39)	70	(550)	175
Loan charge-offs	(3)	(2)	(7)	(2)
Recoveries	5	9	472	17

Balance at end of period	$2,302	$2,424	$2,302	$2,424

During the six months ended June 30, 2004 the Bank recovered $690, of which $460 was a recovery of previously charged-off principal and $216 in interest which was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.75% and 168% respectively, at June 30, 2004, compared to 1.96% and 210%, respectively, at December 31, 2003.

Securities

Total securities increased to $56,643 at June 30, 2004 from $31,589 at December 31, 2003, an increase of $25,054 (or 79%). The increase in the securities portfolio was primarily due to purchases of $39,182 in securities held to maturity, partially offset by maturities and principal paydowns totaling $14,012.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	June 30, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$3,021	$3,029	$9,535	$9,578
Mortgage-backed securities	1,207	1,190	1,502	1,501

	$4,228	$4,219	$11,037	$11,079

Held to maturity
U.S. Agency securities	$44,681	$44,571	$15,090	$15,519
Mortgage-backed securities	4,676	4,707	2,354	2,413
Municipal bonds	2,992	2,945	2,991	3,012
Other	75	75	75	75

	$52,424	$52,298	$20,510	$21,019

Total	$56,652	$56,517	$31,547	$32,098

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	June 30, 2004	December 31, 2003	Dollar Change	Percent Change
Demand (non-interest bearing)	$49,715	$44,142	$5,573	13%
Money market demand and NOW	42,070	37,233	4,837	13
Regular, club and money market savings	44,427	42,171	2,256	5
Time	60,169	75,172	(15,003)	(20)

Total deposits	$196,381	$198,718	$(2,337)	1%

The decrease in deposits was primarily related to the decrease of approximately $15,003 in time deposits which was partially offset by an increased in demand, Money market demand and NOW accounts as well as increases in regular, club and money market savings. During the first six months of 2004, decreases in time deposits were primarily attributable to a decline in 12-17 month $15,200. Certificates of deposit in denominations of $100 or more were $14,357 at June 30, 2004 compared to $18,118 at December 31, 2003, a decrease of $3,761 (or 21%).

Liquidity and Capital Resources

At June 30, 2004, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $54,657. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments, and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at June 30, 2004 was 27.21%, compared to 37.29% at December 31, 2003. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at June 30, 2004 was 40.26%, compared to 51.63% at December 31, 2003. The decreases in primary and secondary liquidity ratios in 2004 are primarily a result of the reduction in cash and cash equivalents at June 30, 2004 as compared to December 31, 2003. The effect of the lower level of cash and cash equivalents was partially offset by a reduction in time deposits at June 30, 2004 compared to December 31, 2003. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $1,953 for the six months ended June 30, 2004 as compared to $7,037 provided by operating activities for the six months ended June 30, 2003, primarily reflecting a decline in net cash inflows from sales of loans held for sale in the first six months of 2004 compared to the same period last year. Compared to the first six months of 2003, cash used in investing activities increased $32,412, primarily due to the effect of net securities purchases of $22,140 and to a lesser extent net loan disbursements of $9,131 during the six months ended June 30, 2004 as compared to net securities purchase of $2,240 and net loan receipts of $3,959 during the six months ended June 30, 2003. The decrease in net cash provided by financing activities of $22,577 for the six months ended June 30, 2004, primarily resulted from a decrease in cash provided by deposits. Cash and cash equivalents decreased $29,723 for the six months ended June 30, 2004, compared to an increase of $30,350 in the first six months of 2003.

At June 30, 2004, the Company had outstanding loan commitments under unused lines of credit of $16,429 and outstanding letters of credit of $1,221.

At June 30, 2004 and December 31, 2003, the Company’s consolidated leverage capital ratio was 9.8% and 9.7%, respectively. At June 30, 2004 and December 31, 2003, the Company’s consolidated Tier 1 risk-based capital ratio was 13.9% and 13.7%, respectively. The Company’s consolidated total risk-based capital ratio at June 30, 2004 and December 31, 2003 was 15.2% and 15.0%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

Net Income. Net income was $422 for the three months ended June 30, 2004 compared to $417 for the three months ended June 30, 2003, an increase of $5 (or 1%). Diluted earnings per common share were $0.33 for the three months ended June 30, 2004 and 2003 based on weighted average common shares of 1,290,610 and 1,249,422, respectively. The annualized return on average common stockholders’ equity was 7.87% and 8.46% for the three months ended June 30, 2004 and 2003, respectively. The annualized return on average assets was 0.77% for the three months ended June 30, 2004 and 0.73% for the three months ended June 30, 2003.

The higher net income for the three months ended June 30, 2004 was attributable to a credit provision in the provision for loan losses primarily as a result of the loan recovery previously mentioned and proceeds from key man life insurance, which was partially offset by an increase in salaries and other employee benefits.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,086 for the three months ended June 30, 2004, an increase of $105 (or 5%) from the $1,981 reported for the three months ended June 30, 2003. The average yield on interest-earning assets decreased 16 basis points for the quarter ended June 30, 2004 compared to June 30, 2003, while the average rate paid on interest-bearing liabilities decreased 51 basis points. Declining interest rates during 2003 continued to impact the yields on the Company’s loans and federal funds sold. Interest income on a previously charged-off loan partially offset the general decline in market rates. These continuing low rates also contributed to the decline in the average rate paid on time certificates of deposit. These changes resulted in a 21 basis point increase in the net interest margin to 4.08% for the quarter ended June 30, 2004 compared to 3.87% for the quarter ended June 30, 2003.

Interest Income. Average earning assets for the three months ended June 30, 2004 were $207,249 compared to $207,458 for the three months ended June 30, 2003, a decrease of $209. Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,662 for the three months ended June 30, 2004 compared to $2,756 for the three months ended June 30, 2003, representing a decrease of $94 (or 3%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,218 for the three months ended June 30, 2004 compared to $2,189 for the three months ended June 30, 2003, an increase of $29 (or 1%). Average loan volume increased during the quarter ended June 30, 2004 compared to June 30, 2003, but the declining yields on the Company’s loan portfolio partially offset the effect on interest income. Average loans outstanding in the three months ended June 30, 2004 were $127,959 compared to $119,518 during the three months ended June 30, 2003, an increase of $8,441 (or 7%). The average yield on loans declined 38 basis points to 6.97% at June 30, 2004 from 7.35% at June 30, 2003.

Average investments in securities and federal funds sold were $79,290 for the three months ended June 30, 2004 compared to $87,940 for the three months ended June 30, 2003, a decrease of $8,650 (or 10%). Related income decreased to $444 for the three months ended June 30, 2004 from $567 for the three months ended June 30, 2003, a decrease of $123 (or 22%). Average investments in securities, not including federal funds sold, increased by $3,392 (or 8%) during the three months ended June 30, 2004. Declining interest rates during 2003 continued to impact the yields on the Company’s securities and federal funds sold. The decrease in income from securities was due to a decrease in the average interest rate earned on securities and federal funds sold. Average federal funds sold decreased by $12,042 (or 26%). Although the average volume of securities increased from year to year, this was more than offset by a decline in interest rates on securities and federal funds as well as the level of federal funds sold.

Interest Expense. Interest expense was $576 for the three months ended June 30, 2004 compared to $775 for the three months ended June 30, 2003, a decrease of $199 (or 26%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 2004 were $153,536 compared to $154,078 during the three months ended June 30, 2003, a decrease of $542. The decrease in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest bearing liabilities of 51 basis points to 1.51% for the quarter ended June 30, 2004 compared to 2.02% for the quarter ended June 30, 2003.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $(39) the three months ended June 30, 2004 and $70 for the three months ended June 30, 2003.

At June 30, 2004, the Company had $1,371 of non-performing loans, including $345 of non-accrual loans and $686 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $340 at June 30, 2004. At December 31, 2003, the Company had $1,139 of non-performing loans, including $9 of non-accrual loans and $912 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $218 at December 31, 2003.

Non-interest Income. Non-interest income was $477 for the three months ended June 30, 2004 compared to $667 for the three months ended June 30, 2003, a decrease of $190 (or 28%). The $216 decrease in the net gain on sale of loans and loan servicing for the three months ended June 30, 2004 compared to June 30, 2003 relates to the reduced volume of SBA loans originated and sold and to a lesser extent the origination and sale of mortgage loans.

Non-interest Expense. Total non-interest expense was $1,920 for the three months ended June 30, 2004 and $1,900 for the three months ended June 30, 2003, an increase of $20 (or 1%). The increase in furniture and equipment primarily relates to depreciation on improvements made to the Summer Street office during the three months ended June 30, 2004. The increase in professional fees for the three months ended June 30, 2004 primarily relates to increased legal and audit fees. These increases were partially offset by a reduction in data processing expense which resulted from savings from a change in the Bank’s items processing vendor.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three months Ended June 30,		Increase (Decrease) 2004 vs 2003
Category	2004	2003	$ Change	% Change
Salaries and employee benefits	$1,093	$1,030	$63	6%
Occupancy	177	180	(3)	(2)
Furniture and equipment	114	101	13	13
Data processing	119	140	(21)	(15)
Professional fees	94	83	11	13
Advertising and promotion	42	41	1	2
Other	281	325	(44)	(14)

Total non-interest expense	$1,920	$1,900	$20	1%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income decreased by $284 (or 8%) in the second quarter of 2004 compared to the same period in 2003.

Category	2004	2003
Salaries and employee benefits	34.82%	30.09%
Occupancy	5.64%	5.26%
Furniture and equipment	3.63%	2.95%
Data processing	3.79%	4.09%
Professional fees	3.00%	2.42%
Advertising and promotion	1.34%	1.20%
Other	8.95%	9.50%

Total non-interest expense	61.17%	55.51%

Income Taxes. The provision for income taxes decreased to $260 for the three months ended June 30, 2004 from $261 for the three months ended June 30, 2003.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003

Net Income. Net income was $1,477 for the six months ended June 30, 2004 compared to $829 for the six months ended June 30, 2003, an increase of $648 (or 78%). Diluted earnings per common share were $1.15 for the six months ended June 30, 2004 and $0.67 for the six months ended June 30, 2003 based on weighted average common shares of 1,283,797 and 1,246,126, respectively. The annualized return on average common stockholders’ equity was 14.03% and 8.52% for the six months ended June 30, 2004 and 2003, respectively. The annualized return on average assets was 1.36% for the six months ended June 30, 2004 and 0.75% for the six months ended June 30, 2003.

The higher net income for the six months ended June 30, 2004 was attributable to a credit provision in the provision for loan losses primarily as a result of the loan recovery previously mentioned and proceeds from key man life insurance, as well as a decline in interest expense. This was partially offset by a decline in income on securities and federal funds sold, increases in salaries and other employee benefits as well as an increase in income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $4,192 for the six months ended June 30, 2004, an increase of $122 (or 3%) from the $4,070 reported for the six months ended June 30, 2003. The average yield on interest-earning assets decreased 28 basis points for the quarter ended June 30, 2004 compared to June 30, 2003, while the average rate paid on interest-bearing liabilities decreased 47 basis points. Declining interest rates during 2003 continued to impact the yields on the Company’s loans and federal funds sold. Interest income on a previously charged-off loan and the increased average volume of interest-earning assets (primarily loans) partially offset the general decline in market rates. These continuing low rates also contributed to the decline in the average rate paid on time certificates of deposit. These changes resulted in a 5 basis point increase in the net interest margin to 4.12% for the quarter ended June 30, 2004 compared to 4.07% for the quarter ended June 30, 2003.

Interest Income. Average earning assets for the six months ended June 30, 2004 were $205,474 compared to $202,488 for the six months ended June 30, 2003, an increase of $2,986 (or 1%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $5,415 for the six months ended June 30, 2004 compared to $5,607 for the six months ended June 30, 2003, representing a decrease of $192 (or 3%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $4,556 for the six months ended June 30, 2004 compared to $4,515 for the six months ended June 30, 2003, an increase of $41 (or 1%). Average loan volume increased during the six months ended June 30, 2004 compared to June 30, 2003, but the declining yields on the Company’s loan portfolio almost fully offset the significant effect on interest income. The effect of declining yields was also partially offset by a recovery of interest on a loan charged-off in December 2000. Average loans outstanding in the six months ended June 30, 2004 were $126,310 compared to $122,280 during the six months ended June 30, 2003, an increase of $4,030 (or 3%). The average yield on loans decreased 20 basis points to 7.25% for the six months ended June 30, 2004 compare to 7.45% for the six months ended June 30, 2003.

Average investments in securities and federal funds sold were $79,164 for the six months ended June 30, 2004 compared to $80,209 for the six months ended June 30, 2003, a decrease of $1,045 (or 1%). Related income decreased to $859 for the six months ended June 30, 2004 from $1,092 for the six months ended June 30, 2003, a decrease of $233 (or 21%). Average investments in securities, not including federal funds sold, increased by $1,003 (or 2%) during the six months ended June 30, 2004. The decrease in income from securities was due to a decrease in the average interest rate earned on securities and federal funds sold. Average federal funds sold decreased by $2,048 (or 5%). Although the average volume of securities declined from year to year, approximately $31,271 in net purchases (purchases of new securities less maturing securities) were made during the first six months of 2004 to reduce the level of federal funds.

Interest Expense. Interest expense was $1,223 for the six months ended June 30, 2004 compared to $1,537 for the six months ended June 30, 2003, a decrease of $314 (or 20%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the six months ended June 30, 2004 were $152,833 compared to $148,624 during the six months ended June 30, 2003, an increase of $4,209 (or 3%). The decrease in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest bearing liabilities of 47 basis points to 1.61% for the quarter ended June 30, 2004 compared to 2.08% for the quarter ended June 30, 2003.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $(550) the six months ended June 30, 2004 and $175 for the six months ended June 30, 2003. Net loan recoveries were $465 in the six months ended June 30, 2004 compared to net loan recoveries of $15 in the first six months of last year. Approximately $460 in principal was recovered during the first quarter ending March 31, 2004 on loans to one borrower which were charged-off in December 2000.

At June 30, 2004, the Company had $1,371of non-performing loans, including $345 of non-accrual loans and $686 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $340 at June 30, 2004. At December 31, 2003, the Company had $1,139 of non-performing loans, including $9 of non-accrual loans and $912 of accruing loans greater than 90 days past due. Loans less than 90 days past due for which interest payments were being applied to reduce principal balances were $218 at December 31, 2003.

Non-interest Income. Non-interest income was $1,459 for the six months ended June 30, 2004 compared to $1,251 for the six months ended June 30, 2003, an increase of $208 (or 17%). The increase of $530 in other income is directly attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman which was partially offset by a $305 decrease in the net gain on sale of loans and loan servicing for the six months ended June 30, 2004 compared to June 30, 2003. The decline in the gain on sale of loans and loan servicing relates to the reduced volume of SBA and mortgage loans available for sale in 2004 compared to 2003.

Non-interest Expense. Total non-interest expense was $4,084 for the six months ended June 30, 2004 and $3,809 for the six months ended June 30, 2003, an increase of $275 (or 7%).

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Six months Ended June 30,		Increase (Decrease) 2004 vs 2003
Category	2004	2003	$ Change	% Change
Salaries and employee benefits	$2,443	$2,133	$310	15%
Occupancy	366	364	2	1
Furniture and equipment	228	203	25	12
Data processing	252	283	(31)	(11)
Professional fees	188	176	12	7
Advertising and promotion	86	87	(1)	1
Other	521	563	(42)	(7)

Total non-interest expense	$4,084	$3,809	$275	7%

The increase in salaries and employee benefits primarily relates to increased benefit accruals for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004. The increase in furniture and equipment primarily relates to depreciation on improvements made to the Summer Street office during the three months ended June 30, 2004. The increase in professional fees for the three months ended June 30, 2004 primarily relates to increased legal and audit fees. These increases were partially offset by a reduction in data processing expense which resulted from savings from a change in the Bank’s items processing vendor.

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $16 in the first six months of 2004 compared to the same period in 2003.

	Six months Ended June 30,
Category	2004	2003
Salaries and employee benefits	35.54%	31.03%
Occupancy	5.32%	5.30%
Furniture and equipment	3.32%	2.95%
Data processing	3.67%	4.12%
Professional fees	2.73%	2.56%
Advertising and promotion	1.25%	1.27%
Other	7.58%	8.18%

Total non-interest expense	59.41%	55.41%

Income Taxes. The provision for income taxes increased to $640 for the six months ended June 30, 2004 from $508 for the six months ended June 30, 2003, primarily due to higher income before income tax expense which was partially offset by a lower effective tax rate.

Item 3.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2004, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits to this report.

PART II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 26, 2004. At the Annual Meeting, the shareholders elected James P. Jakubek, Joseph A. Maida, Melvin L. Maisel and Paul H. Reader, to the Board of Directors of the Company. There were 957,865 votes for and 3,486 votes withheld for Mr. Jakubek; and 959,593 votes for and 1,758 votes withheld for Mr. Maida; 960,452 votes for and 899 votes withheld for Mr. Maisel, and 959,335 votes for and 2,016 votes withheld for Mr. Reader. All four were elected for terms which expire at the 2007 Annual Meeting of Shareholders. Joseph Field, J. James Gordon, Donald Sappern, Merrill Forgotson and Courtney A. Nelthropp are currently serving terms on the Board of Directors which expire at the 2005 Annual Meeting of Shareholders. Stanley A. Levine, Leonard Miller, Ronald C. Miller, Martin Prince and Dr. Joseph Waxberg are currently serving terms on the Board of Directors which expire at the 2006 Annual Meeting of Shareholders.

The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. There were 959,081 votes for, 1,998 votes against and 451 abstentions with respect to such ratification.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1.	Form 8-K filed on April 28, 2004 reporting earnings for the year ended March 31, 2004.

2.	Form 8-K filed on June 17, 2004 reporting cash dividend for second quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: August 13, 2004	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: August 13, 2004	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer