Form 10QSB
period 2004-09-30
CORNERSTONE BANCORP INC
filed 2004-11-12
CIK 1079385

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of October 28, 2004 was 1,259,962.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – Financial Information

PAGE
Item 1. Financial Statements (Unaudited)

Consolidated Statements of Condition September 30, 2004 and December 31, 2003	1

Consolidated Statements of Income Three Months Ended September 30, 2004 and 2003	2

Consolidated Statements of Income Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Stockholders’ Equity Nine Months Ended September 30, 2004 and 2003	4

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003	5

Notes to Consolidated Financial Statements	6 - 8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9 - 20

Item 3. Controls and Procedures	21

PART II – Other Information

Item 1. Legal Proceedings	None

Item 2. Changes in Securities and Use of Proceeds	None

Item 3. Defaults upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

PART 1 - Financial Information

Item 1.	Financial Statements

CORNERSTONE BAN CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$11,324	$15,829
Federal funds sold	10,100	47,000

Total cash and cash equivalents	21,424	62,829

Securities, including collateral of $9,403 in 2004 and $4,587 in 2003 for borrowings under securities repurchase agreements:
Available for sale, at fair value	4,089	11,079
Held to maturity, at amortized cost (fair value of $49,287 in 2004 and $21,019 in 2003)	49,091	20,510

Total securities	53,180	31,589

Loans held for sale	660	779
Loans, net of allowance for loan losses of $2,251 at September 30, 2004 and $2,387 at December 31, 2003	132,793	119,089
Accrued interest receivable	1,127	956
Federal Home Loan Bank stock, at cost	613	613
Premises and equipment	3,225	3,103
Bank-owned life insurance	4,808	5,340
Deferred income taxes	957	941
Other assets	595	628

Total assets	$219,382	$225,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$44,803	$44,142
Money market demand and NOW	33,226	37,233
Regular, club and preferred rate savings	45,279	42,171
Time	56,221	75,172

Total deposits	179,529	198,718
Borrowings under securities repurchase agreements	9,682	4,540
Borrowings from Federal Home Loan Bank	5,000	—
Accrued interest payable	75	108
Other liabilities	2,810	2,014

Total liabilities	197,096	205,380

Stockholders’ equity
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,300,347 shares in 2004 and 1,289,735 shares in 2003; outstanding 1,258,961 shares in 2004 and 1,237,674 shares in 2003	13	13
Additional paid-in capital	14,590	14,298
Retained earnings	8,844	7,253
Treasury stock, at cost (41,386 shares in 2004 and 52,061 shares in 2003)	(433)	(545)
Unearned restricted stock awards	(728)	(558)
Accumulated other comprehensive income, net of taxes	—	26

Total stockholders’ equity	22,286	20,487

Total liabilities and stockholders’ equity	$219,382	$225,867

See accompanying notes to consolidated financial statements.

CORNERST ONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Interest income:
Loans	$2,329	$2,178
Securities	448	357
Federal funds sold	39	108

Total interest income	2,816	2,643

Interest expense:
Deposits	529	747
Borrowings	31	18

Total interest expense	560	765

Net interest income	2,256	1,878
Provision for loan losses	21	1

Net interest income after provision for loan losses	2,235	1,877

Non-interest income:
Gain on sale of loans and loan servicing, net	294	385
Deposit service charges	120	112
Bank-owned life insurance	46	49
Other	184	191

Total non-interest income	644	737

Non-interest expense:
Salaries and employee benefits	1,129	1,091
Occupancy	181	138
Furniture and equipment	113	108
Data processing	113	135
Professional fees	102	114
Advertising and promotion	57	45
Other	293	239

Total non-interest expense	1,988	1,870

Income before income tax expense	891	744
Income tax expense	355	293

Net income	$536	$451

Earnings per common share (Note B):
Basic	$0.44	$0.37
Diluted	$0.42	$0.35

Weighted average common shares (Note B):
Basic	1,214,379	1,204,049
Diluted	1,289,047	1,270,929

See accompanying notes to consolidated financial statements.

C ORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Interest income:
Loans	$6,885	$6,693
Securities	1,142	1,216
Federal funds sold	205	341

Total interest income	8,232	8,250

Interest expense:
Deposits	1,720	2,244
Borrowings	63	58

Total interest expense	1,783	2,302

Net interest income	6,449	5,948
Provision for loan losses	(529)	176

Net interest income after provision for loan losses	6,978	5,772

Non-interest income:
Gain on sale of loans and loan servicing, net	583	979
Deposit service charges	347	343
Bank-owned life insurance	133	150
Other	1,039	516

Total non-interest income	2,102	1,988

Non-interest expense:
Salaries and employee benefits	3,571	3,224
Occupancy	546	502
Furniture and equipment	341	311
Data processing	365	418
Professional fees	291	290
Advertising and promotion	144	132
Other	814	802

Total non-interest expense	6,072	5,679

Income before income tax expense	3,008	2,081
Income tax expense	995	801

Net income	$2,013	$1,280

Earnings per common share (Note B):
Basic	$1.66	$1.07
Diluted	$1.50	$1.02

Weighted average common shares (Note B):
Basic	1,210,183	1,200,352
Diluted	1,342,711	1,255,591

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2003	$13	$13,954	$6,205	$(749)	$(183)	$98	$19,338
Comprehensive income:
Net income	—	—	1,280	—	—	—	1,280
Other comprehensive loss	—	—	—	—	—	(51)	(51)
Total comprehensive income							1,229
Cash dividends declared ($0.3375 per share)	—	—	(414)	—	—	—	(414)
Shares issued in connection with:
Restricted stock awards	—	171	—	204	(375)	—	—
Stock option exercises	—	51	—	—	—	—	51
Dividend Reinvestment Plan	—	80	—	—	—	—	80

Balances at September 30, 2003	13	14,256	7,071	(545)	(558)	47	20,284

Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487
Comprehensive income:
Net income	—		2,013	—	—	—	2,013
Other comprehensive loss	—	—	—	—	—	(26)	(26)
Total comprehensive income							1,987
Cash dividends declared ($0.3375 per share)	—	—	(422)	—	—	—	(422)
Shares issued in connection with:
Restricted stock awards	—	138	—	112	(170)	—	80
Stock option exercises	—	71	—	—	—	—	71
Dividend Reinvestment Plan	—	83	—	—	—	—	83

Balances at September 30, 2004	13	14,590	8,844	(433)	(728)	—	22,286

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands)

(unaudited)

	2004	2003
Operating activities:
Net income	$2,013	$1,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	385	458
Provision for loan losses	(529)	176
Originations of loans held for sale	(12,399)	(22,639)
Proceeds from sales of loans held for sale	12,971	27,784
(Increase) decrease in accrued interest receivable	(171)	171
Decrease (increase) in other assets	33	(83)
Decrease in accrued interest payable	(33)	(19)
Increase in other liabilities	796	599
Income on bank-owned life insurance	(133)	(150)
Other adjustments, net	176	(425)

Net cash provided by operating activities	3,109	7,152

Investing activities:
Proceeds from maturities and calls of securities available for sale	6,918	4,001
Proceeds from maturities and calls of securities held to maturity	10,552	8,673
Purchases of securities available for sale	—	(7,990)
Purchases of securities held to maturity	(39,178)	(2,529)
Net loan (originations) repayments, other than loans held for sale	(13,725)	7,257
Redemption (purchases) of bank-owned life insurance	665	(67)
Purchases of Federal Home Loan Bank stock	—	(92)
Purchases of premises and equipment	(431)	(509)

Net cash (used in) provided by investing activities	(35,199)	8,744

Financing activities:
Net (decrease) increase in deposits	(19,189)	11,572
Net increase in borrowings under securities repurchase agreements	5,142	(69)
Net increase in borrowings from the Federal Home Loan Bank	5,000	—
Dividends paid on common stock	(422)	(411)
Proceeds from issuance of common stock	154	131

Net cash (used in) provided by financing activities	(9,315)	11,223

Net (decrease) increase in cash and cash equivalents	(41,405)	27,119

Cash and cash equivalents at beginning of year	62,829	34,204

Cash and cash equivalents at end of year	$21,424	$61,323

Supplemental information:
Interest payments	$1,816	$2,321
Income tax payments	902	818
Increase in liability for securities purchased, not yet settled	—	1,471

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”), and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2003. The interim results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three month and nine month periods ended September 30, 2004 and 2003 the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic and diluted EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income, as reported	$536	$451	$2,013	$1,280
Add restricted stock expense included in reported net income, net of related tax effects	22	11	72	33
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(34)	(11)	(134)	(38)

Pro forma net income	524	451	1,951	1,275

Basic earnings per common share:
As reported	$0.44	$0.37	$1.66	$1.07
Pro forma	0.43	0.37	1.61	1.06

Diluted earnings per common share:
As reported	$0.42	$0.35	$1.50	$1.02
Pro forma	0.41	0.35	1.45	1.02

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income or loss, and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive loss reported in the statements of stockholders’ equity for the three months ended September 30, 2004 and 2003 represents the change during those periods in the after-tax net unrealized gain on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,221 and $1,338 at September 30, 2004 and December 31, 2003, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2003. The Company’s recognized liability for performance standby letters of credit was insignificant at September 30, 2004.

NOTE F – RECENT ACCOUNTING STANDARDS

SAB No. 105, Application of Accounting Principles to Loan Commitments issued on March 9, 2004, specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB No. 105 is effective for commitments entered into after March 31, 2004. The adoption of SAB No. 105 will not have a material effect to the Company’s consolidated financial statements.

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

FINANCIAL CONDITION

General

Total assets decreased to $219,382 at September 30, 2004 from $225,867 at December 31, 2003, a decrease of $6,485 (or 3%). The decrease in assets primarily relates to a decrease in cash and cash equivalents, which was partially offset by an increase in total securities and net loans. The decrease in cash and cash equivalents of $41,405 was attributable to an increase in total securities of $21,591, and an increase in net loans (excluding loans held for sale) of $13,704, as well as a decrease in deposits of $19,189.

Loans

The loan portfolio (excluding loans held for sale) increased to $135,044 at September 30, 2004 from $121,476 at December 31, 2003, an increase of $13,568 (or 11%). The increase in total loans primarily resulted from an increase in non-residential and residential real estate loans, as well as construction loans. The increase was partially offset by a decrease in commercial as well as consumer and other loans. The increases in non-residential, residential and construction loans primarily reflect new loan originations during the nine-month period ended September 30, 2004.

Major classifications of loans at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$41,242	$36,473	$4,769	13%
Non-residential	58,876	52,945	5,931	11
Construction	19,686	14,920	4,766	32
Commercial loans	13,669	15,077	(1,408)	(9)
Consumer and Other Loans	1,704	2,116	(412)	(19)

Total Loans	135,177	121,531	13,646	11
Allowance for loan losses	(2,251)	(2,387)	136	(6)
Deferred loan fees, net	(133)	(55)	(78)	142

Total loans, net	$132,793	$119,089	$13,704	12%

Residential mortgage loans held for sale at September 30, 2004 and December 31, 2003 were $232 and $595, respectively. Small Business Administration (“SBA”) loans held for sale at September 30, 2004 and December 31, 2003 were $428 and $184, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at September 30, 2004 and December 31, 2003. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	September 30, 2004	December 31, 2003
Loans on non-accrual status:
Loans secured by real estate	$156	$9
Commercial loans	134	—
Consumer and other loans	5	—

	295	9

Loans on accrual status:
Loans secured by real estate	556	777
Commercial loans	24	91
Consumer and other loans	34	44

	614	912

Total loans past due 90 days or more	909	921

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	305	—
Commercial loans	85	218

	390	218

Total non-performing loans	$1,299	$1,139

Ratio of total non-performing loans to total loans outstanding	0.96%	0.94%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,302	$2,347	$2,387	$2,234
Provision for loan losses	21	70	(529)	175
Loan charge-offs	(72)	(2)	(79)	(2)
Recoveries	0	9	472	17

Balance at end of period	$2,251	$2,424	$2,251	$2,424

During the nine months ended September 30, 2004 the Bank recovered $690, of which $460 was a recovery of previously charged-off principal and $216 in interest which was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.66% and 173% respectively, at September 30, 2004, compared to 1.96% and 210%, respectively, at December 31, 2003.

Securities

Total securities increased to $53,180 at September 30, 2004 from $31,589 at December 31, 2003, an increase of $21,591 (or 68%). The increase in the securities portfolio was primarily due to purchases of $39,178 in securities held to maturity, partially offset by maturities and principal paydowns totaling $17,470.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	September 30, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$3,014	$3,016	$9,535	$9,578
Mortgage-backed securities	1,075	1,073	1,502	1,501

	$4,089	$4,089	$11,037	$11,079

Held to maturity
U.S. Agency securities	$41,683	$41,827	$15,090	$15,519
Mortgage-backed securities	4,341	4,380	2,354	2,413
Municipal bonds	2,992	3,005	2,991	3,012
Other	75	75	75	75

	$49,091	$49,287	$20,510	$21,019

Total	$53,180	$53,376	$31,547	$32,098

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. The final issuance of Staff Position No. EITF 03-1-a is not expected to have a material impact on the Company’s financial condition or results of operations.

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	September 30, 2004	December 31, 2003	Dollar Change	Percent Change
Demand (non-interest bearing)	$44,803	$44,142	$661	2%
Money market demand and NOW	33,226	37,233	(4,007)	(11)
Regular, club and money market savings	45,279	42,171	3,108	7
Time	56,221	75,172	(18,951)	(25)

Total deposits	$179,529	$198,718	$(19,189)	10%

The decrease in deposits was primarily related to the decrease of approximately $18,951 in time deposits and $5,106 in NOW accounts which was partially offset by increases in preferred rate savings and money market demand accounts. During the first nine months of 2004, decreases in time deposits were primarily attributable to a decline in 12-17 month certificates of deposit of $18,475. Certificates of deposit in denominations of $100 or more were $14,095 at September 30, 2004 compared to $18,118 at December 31, 2003, a decrease of $4,023 (or 22%).

Liquidity and Capital Resources

At September 30, 2004, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $42,355. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at September 30, 2004 was 21.57%, compared to 37.29% at December 31, 2003. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at September 30, 2004 was 35.39%, compared to 51.63% at December 31, 2003. The decreases in primary and secondary liquidity ratios in 2004 are primarily a result of the reduction in cash and cash equivalents at September 30, 2004 as compared to December 31, 2003. The effect of the lower level of cash and cash equivalents was partially offset by a reduction in time deposits and NOW accounts, as well as an increase in borrowings at September 30, 2004 compared to December 31, 2003. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $3,109 for the nine months ended September 30, 2004 as compared to $7,152 provided by operating activities for the nine months ended September 30, 2003, primarily reflecting a decline in net cash inflows from sales of loans held for sale in the first nine months of 2004 compared to the same period last year. Compared to the first nine months of 2003, cash used in investing activities increased $43,943 primarily due to the effect of net securities purchases of $21,708 and to a lesser extent net loan disbursements of $13,725 during the nine months ended September 30, 2004 as compared to net securities proceeds of $2,155 and net loan receipts of $7,257 during the nine months ended September 30,

2003. The decrease in net cash provided by financing activities of $20,538 for the nine months ended September 30, 2004, primarily resulted from a decrease in cash provided by customers’ deposits. Cash and cash equivalents decreased $41,405 for the nine months ended September 30, 2004, compared to an increase of $27,119 in the first nine months of 2003.

At September 30, 2004, the Company had outstanding loan commitments under unused lines of credit of $20,346 and outstanding letters of credit of $1,221.

At September 30, 2004 and December 31, 2003, the Company’s consolidated leverage capital ratio was 10.2% and 9.7%, respectively. At September 30, 2004 and December 31, 2003, the Company’s consolidated Tier 1 risk-based capital ratio was 14.1% and 13.7%, respectively. The Company’s consolidated total risk-based capital ratio at September 30, 2004 and December 31, 2003 was 15.2% and 15.4%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

All accounting policies are important and readers of this report should review these policies, as included in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB, to gain a greater understanding of how the Company’s financial performance is reported.

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

Net Income. Net income was $536 for the three months ended September 30, 2004 compared to $451 for the three months ended September 30, 2003, an increase of $85 (or 19%). Diluted earnings per common share were $0.42 and 0.35 for the three months ended September 30, 2004 and 2003 based on weighted average common shares of 1,289,047 and 1,270,929, respectively. The annualized return on average common stockholders’ equity was 9.83% and 8.90% for the three months ended September 30, 2004 and 2003, respectively. The annualized return on average assets was 0.97% for the three months ended September 30, 2004 and 0.80% for the three months ended September 30, 2003.

The higher net income for the three months ended September 30, 2004 was primarily due to a lower level of interest expense associated with a decrease in time deposits as well as an increase in total interest income as earning assets were shifted into higher yielding loans and investment securities and out of lower yielding federal funds. This was partially offset by an increase in non-interest expense, a reduction in other non-interest income and an increase in income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,256 for the three months ended September 30, 2004, an increase of $378 (or 20%) from the $1,878 reported for the three months ended September 30, 2003. The average yield on interest-earning assets increased 56 basis points for the quarter ended September 30, 2004 compared to September 30, 2003, while the average rate paid on interest-bearing liabilities decreased 39 basis points. The higher net interest income for the three months ended September 30, 2004 was primarily due to a lower level of interest expense associated with a decrease in time deposits. Total interest income increased as earning assets were shifted into higher yielding loans and investment securities and out of lower yielding federal funds. These changes resulted in a 90 basis point increase in the net interest margin to 4.49% for the quarter ended September 30, 2004 compared to 3.59% for the quarter ended September 30, 2003.

Interest Income. Average earning assets for the three months ended September 30, 2004 were $201,203 compared to $209,021 for the three months ended September 30, 2003, a decrease of $7,818. Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $2,816 for the three months ended September 30, 2004 compared to $2,643 for the three months ended September 30, 2003, representing an increase of $173 (or 7%). Although average earning assets decreased from year to year, total interest income increased as a result of the aforementioned changes to the asset mix.

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,329 for the three months ended September 30, 2004 compared to $2,178 for the three months ended September 30, 2003, an increase of $151 (or 7%). Average loans outstanding in the three months ended September 30, 2004 were $134,154 compared to $123,006 during the three months ended September 30, 2003, an increase of $11,148 (or 9%). Average loan volume increased during the quarter ended September 30, 2004 compared to September 30, 2003, but the slight decline in yields on the Company’s loan portfolio partially offset the effect on interest income. The average yield on loans declined 12 basis points to 6.91% at September 30, 2004 from 7.03% at September 30, 2003.

Average investments in securities and federal funds sold were $67,049 for the three months ended September 30, 2004 compared to $86,015 for the three months ended September 30, 2003, a decrease of $18,966 (or 22%). Related income increased to $487 for the three months ended September 30, 2004 from $465 for the three months ended September 30, 2003, an increase of $22 (or 5%). Average investments in securities, not including federal funds sold, increased by $14,916 (or 37%) during the three months ended September 30, 2004. Average federal funds sold decreased by $33,882 (or 75%). An increase in the average volume of securities increase from year to year contributed to an increase in related income which was partially offset by a decline in the volume of federal funds sold.

Interest Expense. Interest expense was $560 for the three months ended September 30, 2004 compared to $765 for the three months ended September 30, 2003, a decrease of $205 (or 27%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 2004 were $147,573 compared to $159,750 during the three months ended September 30, 2003, a decrease of $12,177 or (8%). A decrease in time deposits as well as a general decrease in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest bearing liabilities of 39 basis points to 1.51% for the quarter ended September 30, 2004 compared to 1.90% for the quarter ended September 30, 2003.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $21 the three months ended September 30, 2004 and $1 for the three months ended September 30, 2003.

Non-interest Income. Non-interest income was $650 for the three months ended September 30, 2004 compared to $737 for the three months ended September 30, 2003, a decrease of $87 (or 12%). This decrease was primarily due to an $91 decrease in the net gain on sale of loans and loan servicing for the three months ended September 30, 2004 compared to September 30, 2003, which resulted from a reduction in the volume of SBA loans originated and sold and to a lesser extent the origination and sale of mortgage loans.

Non-interest Expense. Total non-interest expense was $1,988 for the three months ended September 30, 2004 and $1,870 for the three months ended September 30, 2003, an increase of $118 (or 6%). The increase in salaries and employee benefits was primarily due to increased salary levels and an increase in the quarterly expense associated with restricted stock grants. The increase in occupancy expense relates to increased rental expense. The increase in other non-interest expense was primarily due to increased appraisal fees, director fees and fees paid in connection with the referral of SBA loans. These increases were partially offset by a reduction in data processing expense which resulted from savings from a change in the Bank’s items processing vendor.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three months Ended September 30,		Increase (Decrease) 2004 vs 2003
	2004	2003	$ Change	% Change
Category
Salaries and employee benefits	$1,129	$1,091	$38	3%
Occupancy	181	138	43	31
Furniture and equipment	113	108	5	5
Data processing	113	135	(22)	(16)
Professional fees	102	114	(12)	(11)
Advertising and promotion	57	45	12	27
Other	293	239	54	23

Total non-interest expense	$1,988	$1,870	$118	6%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $80 (or 2%) in the third quarter of 2004 compared to the same period in 2003.

	Three months Ended September 30,
	2004	2003
Category
Salaries and employee benefits	32.63%	32.28%
Occupancy	5.23	4.08
Furniture and equipment	3.27	3.20
Data processing	3.27	3.99
Professional fees	2.95	3.37
Advertising and promotion	1.65	1.33
Other	8.47	7.07

Total non-interest expense	57.47%	55.32%

Income Taxes. The provision for income taxes increased to $355 for the three months ended September 30, 2004 from $293 for the three months ended September 30, 2003, an increase of $62 or (21%), primarily due to higher income before income tax expense.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003

Net Income. Net income was $2,013 for the nine months ended September 30, 2004 compared to $1,280 for the nine months ended September 30, 2003, an increase of $733 (or 57%). Diluted earnings per common share were $1.50 for the nine months ended September 30, 2004 and $1.02 for the nine months ended September 30, 2003 based on weighted average common shares of 1,342,711 and 1,255,591, respectively. The annualized return on average common stockholders’ equity was 12.60% and 8.65% for the nine months ended September 30, 2004 and 2003, respectively. The annualized return on average assets was 1.23% for the nine months ended September 30, 2004 and 0.77% for the nine months ended September 30, 2003.

The higher net income for the nine months ended September 30, 2004 was attributable to a credit provision in the provision for loan losses primarily as a result of the loan recovery previously mentioned, a decline in interest expense as well as proceeds from key man life insurance. This was partially offset by a decline in the gain on sale of loans and loan servicing, increases in salaries and other employee benefits as well as an increase in income tax expense.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $6,449 for the nine months ended September 30, 2004, an increase of $501 (or 8%) from the $5,948 reported for the nine months ended September 30, 2003. The average yield on interest-earning assets increased 16 basis points for the nine months ended September 30, 2004 compared to September 30, 2003, while the average rate paid on interest-bearing liabilities decreased 43 basis points. A decrease in time deposits as well as a general decrease in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest bearing liabilities for the period. This decrease as well as a recovery of interest income on a previously charged off loan resulted in a 46 basis point increase in the net interest margin to 4.30% for the quarter ended September 30, 2004 compared to 3.84% for the nine months ended September 30, 2003.

Interest Income. Average earning assets for the nine months ended September 30, 2004 were $201,282 compared to $207,347 for the nine months ended September 30, 2003, a decrease of $6,065 (or 3%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $8,226 for the nine months ended September 30, 2004 compared to $8,250 for the nine months ended September 30, 2003, representing a decrease of $24.

Loans represent the largest component of interest-earning assets. Interest income on loans was $6,885 for the nine months ended September 30, 2004 compared to $6,693 for the nine months ended September 30, 2003, an increase of $192 (or 3%). Average loan volume increased during the nine months ended September 30, 2004 compared to September 30, 2003, but declining yields on the Company’s loan and investment portfolios and to a lesser extent a decline in the volume of federal funds sold fully offset the significant effect on interest income. The effect of declining yields was also partially offset by a recovery of interest on a loan charged-off in December 2000. Average loans outstanding in the nine months ended September 30, 2004 were $129,149 compared to $122,531 during the nine months ended September 30, 2003, an increase of $6,618 (or 5%). The average yield on loans decreased 19 basis points to 7.11% for the nine months ended September 30, 2004 compared to 7.30% for the nine months ended September 30, 2003.

Average investments in securities and federal funds sold were $72,133 for the nine months ended September 30, 2004 compared to $84,816 for the nine months ended September 30, 2003, a decrease of $12,683 (or 15%). Related income decreased to $1,347 for the nine months ended September 30, 2004 from $1,557 for the nine months ended September 30, 2003, a decrease of $210 (or 13%). Average investments in securities, not including federal funds sold, increased by $1,340 (or 3%) during the nine months ended September 30, 2004. The decrease in income from securities was primarily due to a decrease in the volume of federal funds sold as excess funds were used to fund the reduction in time deposits as well as increases in the loan and securities portfolios. Average federal funds sold decreased by $14,023 (or 34%).

Interest Expense. Interest expense was $1,783 for the nine months ended September 30, 2004 compared to $2,302 for the nine months ended September 30, 2003, a decrease of $519 (or 23%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the nine months ended September 30, 2004 were $150,799 compared to $152,390 during the nine months ended September 30, 2003, an increase of $1,591 (or 1%). The decrease in average time deposits as well as a general decline in the rate paid on interest-bearing liabilities resulted in a decline in the average rate paid on interest-bearing liabilities of 43 basis points to 1.58% for the quarter ended September 30, 2004 compared to 2.01% for the quarter ended September 30, 2003.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $(529) the nine months ended September 30, 2004 and $176 for the nine months ended September 30, 2003. Net loan recoveries were $393 in the nine months ended September 30, 2004 compared to net loan recoveries of $15 in the first nine months of last year. Approximately $460 in principal was recovered during the first quarter ending March 31, 2004 on loans to one borrower which were charged-off in December 2000.

Non-interest Income. Non-interest income was $2,102 for the nine months ended September 30, 2004 compared to $1,988 for the nine months ended September 30, 2003, an increase of $114 (or 6%). The increase in other income is directly attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman, which was partially offset by a $396 decrease in the net gain on sale of loans and loan servicing for the nine months ended September 30, 2004 compared to September 30, 2003. The decline in the gain on sale of loans and loan servicing relates to the reduced volume of SBA and mortgage loans available for sale in 2004 compared to 2003.

Non-interest Expense. Total non-interest expense was $6,072 for the nine months ended September 30, 2004 and $5,679 for the nine months ended September 30, 2003, an increase of $393 (or 7%).

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Nine months Ended September 30,		Increase (Decrease) 2004 vs 2003
	2004	2003	$ Change	% Change
Category
Salaries and employee benefits	$3,571	$3,224	$347	11%
Occupancy	546	502	44	9
Furniture and equipment	341	311	30	10
Data processing	365	418	(53)	(13)
Professional fees	291	290	1	0
Advertising and promotion	144	132	12	9
Other	814	802	12	2

Total non-interest expense	$6,072	$5,679	$393	7%

The increase in salaries and employee benefits primarily relates to increased benefit accruals for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004. The increase in occupancy expense primarily relates to increased rental expense. The increase in furniture and equipment primarily relates to depreciation on improvements made to the Summer Street office during June 2004. These increases were partially offset by a reduction in data processing expense which resulted from savings from a change in the Bank’s items processing vendor.

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $96 (or 1%) in the first nine months of 2004 compared to the same period in 2003.

	Nine months Ended September 30,
	2004	2003
Category
Salaries and employee benefits	34.56%	31.20%
Occupancy	5.28	4.86
Furniture and equipment	3.30	3.01
Data processing	3.53	4.04
Professional fees	2.82	2.81
Advertising and promotion	1.39	1.28
Other	7.88	7.76

Total non-interest expense	58.76%	54.96%

Income Taxes. The provision for income taxes increased to $995 for the nine months ended September 30, 2004 from $801 for the nine months ended September 30, 2003, primarily due to higher income before income tax expense which was partially offset by a lower effective tax rate.

Item 3.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2004, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits to this report.

PART II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004:

1. Form 8-K filed on July 29, 2004 reporting earnings for the quarter ended June 30, 2004.

2. Form 8-K filed on September 23, 2004 reporting cash dividend for third quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: November 10, 2004	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: November 10, 2004	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer