Form 10KSB
period 2004-12-31
CORNERSTONE BANCORP INC
filed 2005-03-24
CIK 1079385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-25465

CORNERSTONE BANCORP, INC./CT

(Name of small business issuer in its charter)

Connecticut	06-1524044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Summer St., Stamford, Connecticut	06901
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (203) 356-0111

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	American Stock Exchange
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Each Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (  )

The issuer’s revenues for the fiscal year ended December 31, 2004 were $13,771,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $31,768,518 based on the closing price of $32.97 per share as of March 1, 2005.

The number of shares outstanding of the issuer’s common stock as of March 1, 2005 was 1,271,828.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on May 26, 2005 - Part III.

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

The Bank is a Connecticut banking organization incorporated in 1985. The Bank’s business consists primarily of attracting deposits from the general public and local businesses and loaning or investing these deposits. The Bank originates loans collateralized by liens on commercial and residential properties, as well as secured and unsecured commercial and consumer installment loans.

The Bank engages in a full-service commercial and consumer banking business. Services include demand, savings and time deposits, and mortgage, commercial and consumer installment loans. Since its inception, the Bank’s primary mission has been to serve the banking needs of its community, the businesses in Fairfield County, Connecticut (including minority-owned businesses in low and moderate income areas) and its citizens (including those living in low and moderate income areas), while focusing on its community towns and cities of Stamford, Greenwich, Darien, New Canaan, Westport and Norwalk. The Bank conducts its operations through its main office located at 550 Summer Street in Stamford, Connecticut and five branch offices in the following locations: Hope Street, and High Ridge Road in Stamford, Connecticut; East Putnam Avenue in Cos Cob, Connecticut; New Canaan Avenue in Norwalk, Connecticut; and Post Road East in Westport, Connecticut. The Bank also offers limited service mobile branches that operate within a five-mile radius of the offices located on Summer Street in Stamford, Cos Cob, Norwalk and Westport. The Bank also leases office space on Chapel Street in New Haven to serve as a work area for SBA lenders.

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

Connecticut has enacted legislation that liberalizes banking powers and puts thrift institutions on equal footing with other banks, thereby improving their competitive position. In addition, Connecticut’s Interstate Banking Act permits mergers or acquisitions of Connecticut banks and bank holding companies with or by banks and bank holding companies in other states, as long as such states have reciprocal legislation. Many states currently have such legislation. Connecticut banking law also permits non-Connecticut bank holding companies to open offices in Connecticut that may engage in a banking business, other than the provision of deposit services, and several New York and other out-of-state bank holding companies have done so. Such legislative authority has also increased the size of financial institutions competing with the Bank for deposits and loans in its market area.

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

Loan Portfolio Composition. At December 31, 2004, the principal balance of the Bank’s loan portfolio (excluding loans held for sale) totaled $132.9 million, before deducting the allowance for loan losses and net deferred loan origination fees. The net portfolio represented approximately 63% of total assets and approximately 75% of total deposits at that date. Approximately 89% of the loan portfolio consisted of loans secured by residential or non-residential real estate properties, including construction loans; approximately 10% of the portfolio consisted of commercial loans; and approximately 1% of the portfolio consisted of consumer installment and other loans. Funding for the Bank’s loans is derived primarily from deposits, stockholders’ equity and, to a much lesser extent, borrowings.

The following is an analysis of the composition of the loan portfolio (excluding loans held for sale) at December 31:

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Residential	$39,489	30	$36,473	30	$46,085	37	$42,740	40	$45,630	45
Non-residential	56,606	43	52,945	44	49,977	41	43,956	42	39,754	40
Construction	21,733	16	14,920	12	11,429	9	5,479	5	2,375	2
Commercial loans	13,536	10	15,077	12	14,024	11	12,039	11	10,711	11
Consumer and Other Loans	1,621	1	2,116	2	2,259	2	2,368	2	2,316	2

Total Loans	132,985	100	121,531	100	123,774	100	106,582	100	100,786	100

Deferred loan fees, net	(152)		(55)		(65)		50		8

Total loans, net	$132,833		$121,476		$123,709		$106,632		$100,794

Loans held for sale at December 31, 2004 consisted of SBA loans of $1,994,000. Residential mortgage and SBA loans held for sale were $595,000 and $184,000, respectively, at December 31, 2003. Residential mortgage and SBA loans held for sale were $7,057,000 and $187,000, respectively, at December 31, 2002. SBA loans held for sale were $755,000 at December 31, 2001. There were no loans held for sale at December 31, 2000.

The Bank’s lending limit to one borrower under applicable federal regulations was approximately $3.7 million at December 31, 2004, representing 15% of the sum of its unimpaired capital (approximately $22.6 million) and the allowance for loan losses (approximately $2.2 million). Subject to certain limitations, the Bank may lend an additional 10% above the 15% lending limitation to one borrower. The Bank’s largest lending relationship with a single borrower at December 31, 2004 amounted to $2.6 million.

Loan Portfolio Maturities. The following table presents loan principal balances at December 31, 2004 based upon their interest rate repricing frequency and remaining period to maturity. Adjustable rate loans are included based on the period to next repricing date, while fixed rate loans are included based on the period in which payments are contractually due.

	Loans Secured by Real Estate				Consumer and Other	Total	%
	Residential	Non-residential	Construction	Commercial
	(dollars in thousands)
One year or less	$19,732	$17,441	$17,748	$7,827	$889	$63,637	48%
After one year through five years	14,280	19,902	2,810	3,537	655	41,184	31%
After five years	5,477	19,263	1,175	2,172	77	28,164	21%

Total	$39,489	$56,606	$21,733	$13,536	$1,621	$132,985	100%

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

The following table summarizes loan portfolio delinquencies at December 31:

	2004		2003		2002		2001		2000
	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Loan delinquencies for:
30 to 59 days	$290	0.2%	$2,551	2.1%	$2,297	1.9%	$477	0.4%	$897	0.9%
60 to 89 days	367	0.3	180	0.1	88	—	53	0.1	11	—
90 days or more	613	0.5	921	0.8	1,758	1.4	1,106	1.0	456	0.5

Total	$1,270	1.0%	$3,652	3.0%	$4,143	3.3%	$1,636	1.5%	$1,364	1.4%

The following table summarizes, by type of loan, the recorded investment in non-performing loans at December 31, 2004, 2003, 2002, 2001 and 2000. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	2004	2003	2002	2001	2000
Loans on non-accrual status:
Loans secured by real estate	$167	$9	$149	$202	$455
Commercial loans	87	—	—	—	—
Consumer and other loans	30	—	—	—	—

	284	9	149	202	455

Loans on accrual status:
Loans secured by real estate	321	777	1,480	737	—
Commercial loans	—	91	122	133	—
Consumer and other loans	8	44	7	34	1

	329	912	1,609	904	1

Total loans past due 90 days or more	613	921	1,758	1,106	456

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	173	—	11	308	198
Commercial loans	5	218	—	—	—
Consumer and other loans	124	—	—	—	9

	302	218	11	308	207

Total non-performing loans	$915	$1,139	$1,769	$1,414	$663

Ratio of total non-performing loans to total loans outstanding	0.69%	0.94%	1.43%	1.33%	0.66%

During the year ended December 31, 2004, the Bank recovered $690,000, of which $460,000 was a recovery of previously charged-off principal and $216,000 in interest which was subsequently applied to income.

During the year ended December 31, 2003, collections of $111,000 were recognized in interest income due to the payoff of former non-accrual loans and $69,000 was recognized in interest income due to the payoff of a loan which had been on non-accrual status.

Allowance for Loan Losses. The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of year	$2,387	$2,234	$1,848	$1,589	$1,626
Charge-offs:
Commercial	(33)	—	(2)	(19)	(470)
Real estate mortgage	(181)	—	—	—	—
All other loans	(3)	(8)	(47)	(6)	(10)

	(217)	(8)	(49)	(25)	(480)

Recoveries:
Commercial	460	26	43	7	53
Real estate mortgage	7	—	—	90	—
All other loans	13	39	29	96	6

	480	65	72	193	59

Net recoveries (charge-offs)	263	57	23	168	(421)

Provision for loan losses	(434)	96	363	91	384
Balance at end of year	$2,216	$2,387	$2,234	$1,848	$1,589

Ratio of net recoveries (charge-offs) to average loans outstanding	0.20%	0.05%	0.02%	0.16%	(0.46)%

Ratio of allowance for loan losses to total loans	1.66%	1.96%	1.81%	1.73%	1.58%

Ratio of allowance for loan losses to total non-performing loans	242%	210%	126%	131%	240%

Recoveries credited to the allowance for loan losses during the year ended December 31, 2004 included $460,000 with respect to a commercial loan that had been charged off in 2000. An additional $216,000 was recovered from this borrower in February 2004, principally representing interest that the Bank had not accrued as income subsequent to the charge-off in 2000.

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

An allocation of the allowance for loan losses at December 31, 2004, 2003, 2002, 2001 and 2000 is presented below. No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb credit losses. The amount and timing of actual charge-offs and future allowance allocations may vary from current estimates. The table indicates the allowance for loan losses allocable to real estate secured loans and other loan types, as well as the percent of the total loan portfolio represented by balances within each loan type.

	2004		2003		2002		2001		2000
	(dollars in thousands)
	Allowance for Loan Losses	% of Loans by Type to Total Loans	Allowance for Loan Losses	% of Loans by Type to Total Loans	Amount	% of Loans by Type to Total Loans	Amount	% of Loans by Type to Total Loans	Amount	% of Loans by Type to Total Loans
Loans secured by real estate:
Residential	$630	29.7%	$571	30.1%	$704	37.3%	$660	39.8%	$681	45.3%
Non-residential	904	42.6	829	43.5	781	40.4	689	41.6	593	39.4
Construction	347	16.3	234	12.3	171	9.2	85	5.1	35	2.4
Commercial loans	216	10.2	237	12.4	210	11.3	187	11.3	160	10.6
Consumer and Other Loans	26	1.2	33	1.7	38	1.8	36	2.2	35	2.3
Unallocated	93	—	483	—	330	—	191	—	85	—

Total	$2,216	100%	$2,387	100%	$2,234	100%	$1,848	100%	$1,589	100%

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

Investment Portfolio Composition. At December 31, 2004, the Bank’s securities held to maturity consisted of debt securities reported at an amortized cost of $47.9 million (or $175,000 higher than fair value). At December 31, 2004, the Bank’s available for sale securities portfolio consisted of debt securities reported at a total fair value of $3.0 million (or $15,000 less than amortized cost). The after-tax net unrealized loss of $10,000 on available for sale securities has been recorded as a component of stockholders’ equity at December 31, 2004. The Bank also held an investment of $613,000 in Federal Home Loan Bank (“FHLB”) stock at December 31, 2004, which is a non-marketable equity security reported at cost.

The amortized cost and fair value of debt securities are summarized as follows at December 31:

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(in thousands)
Securities available for sale:
U.S. Government Agency securities	$2,007	$2,004	$9,535	$9,578	$9,082	$9,242
Mortgage-backed securities	970	958	1,502	1,501	2,152	2,150

	2,977	2,962	11,037	11,079	11,234	11,392

Securities held to maturity:
U.S. Government Agency securities	40,688	40,476	15,090	15,519	20,746	21,657
Mortgage-backed securities	4,117	4,143	2,354	2,413	5,937	6,079
State and municipal bonds	2,992	3,003	2,991	3,012	—	—
Other securities	75	75	75	75	75	75

	47,872	47,697	20,510	21,019	26,758	27,811

Total debt securities	$50,849	$50,659	$31,547	$32,098	$37,992	$39,203

Investment Portfolio Maturities. The following table summarizes the amortized cost and the weighted average tax equivalent yield of the securities portfolio (excluding mortgage-backed securities), by remaining period to contractual maturity, at December 31, 2004:

	One Year or Less	One Through Five Years	Five Through Ten Years	Greater Than Ten Years	Total
	(dollars in thousands)
Securities available for sale:
U.S. Government Agency securities	$2,007	$—	$—	$—	$2,007

Securities held to maturity:
U.S. Government Agency securities	6,786	33,901	—	—	40,687
State and municipal bonds	—	999	1,994	—	2,993
Other securities	—	50	25	—	75

	6,786	34,950	2,019	—	43,755

Total amortized cost	$8,793	$34,950	$2,019	$—	$45,762

Weighted average yield	4.71%	2.79%	3.10%	—%	3.17%

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

The following table summarizes the average balance and the average rate paid on each type of interest-bearing deposit for the years ended December 31:

	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
NOW	$31,328	0.28%	$27,513	0.27%	$27,123	0.27%
Money market accounts	5,115	0.91	4,019	1.08	4,063	1.13
Regular, club, cash management	8,564	0.88	8,141	1.05	7,146	1.15
Preferred rate savings	35,105	1.07	29,284	1.32	26,103	1.49
Time certificates of deposit	61,540	2.67	77,465	3.04	59,663	4.06

Total	$141,652	1.57%	$146,422	2.01%	$124,098	2.43%

The following table shows, by maturity, the balance of time certificates of deposit of $100,000 or more and the average rate paid at December 31, 2004. See Note 6 to the Consolidated Financial Statements for additional information concerning time deposits.

Remaining Period to Maturity	Balance	Rate Paid
	(dollars in thousands)
Less than 3 months	$4,376	1.79%
Greater than 3 months and less than 6 months	2,538	2.69
Greater than 6 months and less than 1 year	2,574	2.94
Greater than 1 year	3,253	4.12

Total	$12,741	2.80%

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

The following table summarizes information concerning borrowings under securities repurchase agreements as of and for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Repurchase agreement borrowings:
At December 31	$10,060	$4,540	$5,723
Average for the year	7,582	5,778	5,889
Maximum at any month end	11,095	6,754	6,149
Weighted average interest rates on borrowings:
At December 31	1.16%	1.05%	1.42%
Average for the year	1.17%	1.19%	1.34%

Securities with a fair value of $10.0 million, $4.6 million and $5.8 million were pledged as collateral for repurchase agreement borrowings at December 31, 2004, 2003 and 2002, respectively. The agreements at December 31, 2004 mature within three months.

As a member of the FHLB of Boston, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Boston may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2004, the Bank’s FHLB borrowing capacity was $14.4 million. On such date, there were no FHLB advances outstanding.

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

Under the Community Reinvestment Act, as amended (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest CRA rating, received from the FDIC on February 4, 2004, was “satisfactory”, which is second to the highest rating of “outstanding”.

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

Federal Reserve System Regulation. Under the Federal Reserve Act and Regulation D issued thereunder by the Federal Reserve Board, banking institutions are required to maintain reserves with respect to transaction accounts (primarily NOW and regular checking accounts) which allow payments or transfers to third parties. These regulations generally require the maintenance of reserves of 3% against net transaction accounts of $40.6 million or less and, for net transaction accounts over $47.6 million, $1,218,000 plus 10% of the amount of such accounts in excess of $47.6 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. At December 31, 2004, the Bank’s net transaction accounts exceeded $47.6 million. The Bank’s required average reserve balances were approximately $2,750,000 at December 31, 2004.

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

In 1999, the Gramm-Leach-Bliley (“GLB”) Act was enacted, authorizing affiliations between banking, securities and insurance firms, and permitting bank holding companies and banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB Act also imposes new requirements on financial institutions with respect to customer privacy. It generally prohibits disclosure of customer information to nonaffiliated third parties unless the disclosure is made pursuant to certain exceptions or the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act. The Board of Directors approved the Bank’s privacy policy in April 2004.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that a bank holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with a bank holding company’s capital needs, asset quality and overall financial condition. This policy statement has had no operative effect upon the dividends paid by the Bancorp through December 31, 2004, and is not expected to have an operative effect in 2005. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”.

The USA Patriot Act. The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, an/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

The Sarbanes Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

•	the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Corporation’s stock during a black out period of Corporation’s pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of corporation loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Corporation’s auditor. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the corporation. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Personnel

As of December 31, 2004, the Bank had 64 employees (57 of whom are full-time and 7 of whom are part-time). The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Item 1A.	Executive Officers of the Issuer

The following table shows the name, age, positions held with the Bancorp, and the principal occupations during the past five years of the Bancorp’s executive officers.

Name	Age	Positions Held with the Bancorp and Principal Occupations During the Past Five Years
Norman H. Reader*	79	Vice Chairman (2000 – January 2004) President and Chief Executive Officer (1985 – 2000)

Merrill J. Forgotson*	62	President and Chief Executive Officer (2000 – present) Senior Vice President People’s Bank (1990-2000)

James P. Jakubek	55	Executive Vice President and Chief Operating Officer (1991 – present)

Paul H. Reader*	46	Executive Vice President (1993 – Present)

Ernest J. Verrico, Sr.	49	Vice President and Chief Financial Officer (2001 – present) Senior Vice President and Controller (CT/NY Region) First Union National Bank (1982-2001)

Leigh A. Hardisty	47	Vice President and Corporate Secretary (2001 – present) Vice President, Chief Financial Officer and Corporate Secretary (1999 – 2001) Vice President, Comptroller and Corporate Secretary (1993 – 1999)

*	Norman H. Reader passed away on January 8, 2004. He was the father of Paul H. Reader and the father-in-law of Merrill J. Forgotson. Merrill J. Forgotson and Paul H. Reader are brothers-in-law.

Item 2.	Description of Property

The following table sets forth the location of the Bank’s main office and branches, as well as certain additional information relating to those offices.

	Year Facility Opened	Owned or Leased
Main office (1) 550 Summer Street Stamford, Connecticut	1988	Owned

Springdale office (2) 1042 Hope Street Stamford, Connecticut	1989	Leased

High Ridge office (3) 1117 High Ridge Road Stamford, Connecticut	1994	Leased

Cos Cob office (4) 211 East Putnam Avenue Cos Cob, Connecticut	1995	Leased

Norwalk office (5) 79 New Canaan Avenue Norwalk, Connecticut	1999	Leased

East Norwalk office (6) 128 East Avenue Norwalk, Connecticut	2001	Leased

Westport office (7) 1071 Post Road East Westport, Connecticut	2001	Leased

New Haven Office (8) 742-756 Chapel Street New Haven, Connecticut	2002	Leased

(1)	The main office provides 11,000 square feet of interior space and has offstreet parking facilities.

(2)	The Springdale facility is a full-service branch. The office lease provides for 1,500 square feet of interior space with a term expiring in 2007, and renewal options for three additional 5 year terms.

(3)	The High Ridge facility is a full-service branch. The office lease provides for approximately 1,763 square feet of interior space, with a term expiring in 2005, and renewal options for two additional 5 year periods.

(4)	The Cos Cob facility is a full-service branch. The office lease provides for approximately 900 square feet of interior space with a term of 5 years expiring in 2005, and a renewal option for one additional 5 year period.

(5)	The Norwalk facility is a full-service branch. The office lease provides for approximately 2,200 square feet of interior space with a term of 5 years expiring in 2009, and renewal options for two additional 5 year periods.

(6)	The East Avenue facility is a business development office. The office lease provides for approximately 2,800 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(7)	The Westport facility is a full-service branch. The office lease provides for approximately 1,700 square feet of interior space with an initial term of 5 years expiring in 2006, and a renewal option for one additional 5 year period.

(8)	The New Haven facility is leased office space. The office lease provides for approximately 1,290 square feet of interior space with an initial term of 5 years which expires in 2007, and a renewal option for one additional 5 year period.

Item 3.	Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Bancorp or the Bank is a party or of which any of their property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Cornerstone Bancorp’s common stock has trades on The American Stock Exchange® under the symbol CBN. The following table sets forth, for the periods indicated, the actual high and low sales prices for the common stock as reported by The American Stock Exchange®.

	2004		2003
	High	Low	High	Low
First Quarter	$30.65	$20.25	$17.80	$16.27
Second Quarter	27.25	25.00	19.57	16.95
Third Quarter	29.45	27.10	25.75	19.25
Fourth Quarter	35.30	28.50	22.25	19.70

As of March 1, 2005, there were approximately 406 holders of record of the Bancorp’s common stock.

The transfer agent and registrar for the Bancorp’s common stock is American Stock Transfer & Trust Company.

Dividend Policy

The Bancorp’s shareholders are entitled to dividends, when and if declared by the Bancorp’s Board of Directors out of funds legally available therefor. The Bancorp is not directly subject to the restrictions imposed by Connecticut law regarding the payment of dividends by a Connecticut-chartered capital stock bank. For the foreseeable future, however, the sole source of amounts available to the Bancorp for the declaration of dividends will be dividends declared and paid by the Bank on the Bank’s common stock held by the Bancorp. The Bank is prohibited by Connecticut banking law from paying dividends, except from its net profits. Net profits are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. The Bank’s net profits retained in 2004 and 2003 (after cash dividends paid to the Bancorp) totaled $3,297,000. Federal statutes prohibit FDIC insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. These dividend limitations can affect the amount of dividends payable by the Bank to the Bancorp. During 2004 and 2003, quarterly cash dividends of $563,000 and $554,000, respectively, were declared.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity plans approved by shareholders (1)	188,983	(2)	$12.71	(2)	54,863	(3)

(1)	As of December 31, 2004, the Company had no equity compensation plans that had not been approved by its shareholders.

(2)	Represents the number of outstanding options and the related weighted average exercise price at December 31, 2004 for grants under the 1986 Incentive and Non-Qualified Stock Plan and the 1996 Stock Option Plan. Does not include unvested awards under the 2001 Restricted Stock Plan.

(3)	No shares are available pursuant to the 1986 Incentive and Non-Qualified Stock Plan; 13,477 shares are available for issuance under the 1996 Stock Option Plan and 41,386 shares are available for issuance under the 2001 Restricted Stock Plan. (See Note 12 to the Consolidated Financial Statements and the discussion of “Executive Compensation” in the 2005 Proxy Statement.) The table does not include shares available under the Director’s Compensation Plan, which does not include a specific reservation of shares.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following management’s discussion and analysis presents a review of financial condition as of December 31, 2004 and 2003 and operating results for the years then ended. All dollar amounts in this section are in thousands, except per share amounts.

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

FINANCIAL CONDITION

Total assets decreased to $211,802 at December 31, 2004 from $225,867 at December 31, 2003, a decrease of $14,065 (or 6%). The decrease in cash and cash equivalents of $45,424 was principally due to a decrease in deposits of $21,591, net purchases of securities of $19,383 and an increase in net loans of $11,528.

The Bank’s net loan portfolio (excluding loans held for sale) increased to $130,617 at December 31, 2004 from $119,089 at December 31, 2003, an increase of $11,528 (or 10%). The net increase in the loan portfolio included increases of $6,813 (or 46%) in construction loans, $3, 661 (or 7%) in loans secured by non-residential (commercial) real estate and $3,016 (or 8%) in loans secured by residential real estate. These increases were partially offset by decreases of $1,541 (or 10%) in commercial loans and $495 (or 23%) in consumer and other loans. The increase in total loans primarily resulted from an increase in construction, non-residential loans and residential real estate loans. The increase was partially offset by a decrease in commercial as well as consumer and other loans. The increases in construction, non-residential and residential real estate loans primarily reflect new loan origination exceeding loan pay-offs during the year ended December 31, 2004.

Securities increased to $50,834 at December 31, 2004 from $31,589 at December 31, 2003, an increase of $19,245 (or 61%). The increase in the securities portfolio was primarily due to purchases of securities held to maturity. Securities held to maturity increased to $47,872 (representing 94% of the carrying value of total securities) at December 31, 2004 from $20,510 (or 65%) a year earlier. Securities available for sale decreased to $2,962 (or 6% of the carrying value of total securities) at December 31, 2004 from $11,079 (or 35%) at December 31, 2003. The overall portfolio continues to be comprised mostly of U.S. Government Agency securities with maturities and repricing of less than five years. It is expected that near-term cash flows from the securities portfolio as well as a portion of cash and cash equivalents, will be used to fill in the Bank’s ladder of maturing securities to meet future liquidity needs.

Deposits decreased to $177,127 at December 31, 2004 from $198,718 at December 31, 2003, a decrease of $21,591 (or 11%). The decrease in deposits primarily related to the decrease of approximately $22,033 (or 29%) in time deposits and $1,917 (or 4%) in demand deposits. The decrease in time deposits was primarily attributable to a decline of $18,029 in 12-17 month certificates of deposit. The decrease in time deposits reflects management’s decision to reduce excess cash and restructure deposits to lower interest-bearing accounts. These decreases were partially offset by an increase of $2, 328 (or 6%) in money market demand and NOW accounts.

Borrowings under securities repurchase agreements increased by $5,520 to $10,060 at December 31, 2004, from $4,540 a year earlier.

Stockholders’ equity increased to $22,632 at December 31, 2004 from $20,487 at December 31, 2003, a net increase of $2,145 (or 10%). The increase reflects net income of $2,427 for the year and $232 for shares issued in connection with stock option exercises and the Dividend Reinvestment Plan, partially offset by $563 in cash dividends declared. The ratio of stockholders’ equity to total assets was 10.7% and 9.1% at December 31, 2004 and 2003, respectively. Book value per common share outstanding increased to $17.96 at December 31, 2004 from $16.55 at December 31, 2003.

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

Net Income

Net income was $2,427 for 2004 compared to $1,602 for 2003, an increase of $825 (or 51%). Basic earnings per common share was $2.00 for 2004 compared to $1.33 for 2003 based on weighted average shares outstanding of approximately 1,212,000 and 1,202,000, respectively. Diluted earnings per common share was $1.88 for 2004 compared to $1.28 for 2003 based on weighted average shares of approximately 1,293,000 and 1,251,000, respectively.

The most significant causes of the higher net income in 2004 were a decrease of $678 in interest expense, a decrease of $530 in the provision for loan losses and an increase of $311 in total interest income. These factors were partially offset by an increase in non–interest expense of $654, and an increase in income tax expense of $149.

The following summarizes selected statistical information for the years ended December 31:

	2004	2003
Return on average assets	1.11%	0.73%
Return on average equity	11.21	8.04
Cash dividend payout ratio	23.20	34.58
Ratio of average equity to average assets	9.92	9.02

Net Interest Income

Net interest income was $8,811 for 2004 compared to $7,822 for 2003, an increase of $989 (or 13%), driven primarily by a decrease in time deposits in 2004. The lower volume of time deposits coupled with higher volumes of loans and securities was partially offset by the decline in the volume of federal funds. Total average interest-earning assets decreased slightly by $320 to $201,011 in 2004 from $201,331 in 2003 while average interest-bearing liabilities decreased to $150,314 in 2004 compared to $152,578 in 2003, a decrease of $2,264 (or 1%).

The average yield on interest-earning assets increased 17 basis points to 5.57% in 2004 from 5.40% in 2003 while the average rate paid on interest-bearing liabilities dropped 43 basis points from 1.98% in 2003 to 1.55% in 2004. The interest rate spread, which is the yield rate on interest-earning assets minus the rate paid on interest-bearing liabilities, increased by 59 basis points to 4.01% in 2004 from 3.42% in 2003. The net interest margin, representing the net yield on earning assets (net interest income as a percent of total interest-earning assets), increased by 50 basis points to 4.40% in 2004 from 3.90% in 2003.

The following table sets forth average balance sheet amounts for 2004 and 2003, together with the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods. Yields and costs were derived by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yield rates include the effect of deferred loan fees and costs, and securities discounts and premiums, which are included in interest income. Average balances of securities are based on amortized cost. Yields on tax-exempt securities are stated on a fully taxable-equivalent (“FTE”) basis using a tax rate of 32.1%.

	2004			2003
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest earning assets:
Loans	$131,000	$9,320	7.11%	121,624	$8,831	7.26%
Securities	46,757	1,615	3.45	38,497	1,598	4.15
Federal funds sold	23,254	255	1.10	41,210	442	1.07

Total interest-earning assets	201,011	11,190	5.57	201,331	10,871	5.40

Non-interest earning assets:
Cash and due from banks	10,231			9,645
Premises and equipment	3,182			2,992
Other assets	6,305			9,178
Allowance for loan losses	(2,382)			(2,402)

Total assets	$218,347			220,744

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$31,328	$88	0.28%	27,513	$76	0.27%
Money market accounts	5,115	46	0.90	4,019	43	1.08
Regular, club, cash management	8,564	75	0.88	8,141	86	1.05
Preferred rate savings	35,105	377	1.07	29,284	387	1.32
Time deposits	61,540	1,641	2.67	77,465	2,351	3.04
Repurchase agreements	8,647	110	1.27	6,122	72	1.17
Other	15	—	—	34	—	1.50

Total interest-bearing liabilities	150,314	2,337	1.55	152,578	3,015	1.98

Non-interest bearing liabilities:
Demand deposits	43,832			46,145
Other	2,549			2,108

Total non-interest bearing liabilities	46,381			48,253

Stockholders’ equity	21,652			19,913

Total liabilities and stockholders’ equity	218,347			220,744

Net interest income (FTE basis)		8,853			7,856
Less: Fully taxable equivalent adjustment		(42)			(34)

Net interest income (reported in the consolidated statements of income)		$8,811			$7,822

Interest rate spread			4.01%			3.42%

Net interest margin			4.40%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.73%			131.95%

The following table sets forth the dollar amount of changes in interest income, interest expense and net interest income for 2004 compared to 2003. Information is provided for each category of interest-earning assets and interest-bearing liabilities, with respect to (i) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances) and (ii) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate). Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate, based on the relative dollar amounts of the volume and rate changes.

	Increase (Decrease) Due To
	Rate	Volume	Total
	(in thousands)
Interest Income (FTE Basis):
Loans	$(181)	$670	$489
Securities	(294)	312	18
Federal Funds sold	10	(198)	(188)

Total interest-earning assets	$(465)	$784	$319

Interest Expense:
NOW accounts	$1	$11	$12
Money market accounts	(7)	11	4
Regular, club, cash management	(143)	133	(10)
Preferred rate savings	164	(174)	(10)
Time deposits	(264)	(447)	(711)
Repurchase agreements and borrowed funds	—	37	37
Other	—	—	—

Total interest-bearing liabilities	$(249)	$(429)	$(678)

Change in Net Interest Income (FTE Basis)	$(216)	$1,213	$997

Interest Income

Average interest-earning assets for 2004 were $201,011 compared to $201,331 for 2003, a decrease of $320. Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $11,190 (FTE basis) in 2004 and $10,871 in 2003, representing an increase of $319 (or 3%).

Loans represent the largest component of interest-earning assets. Average loans outstanding in 2004 were $131,000 compared to $121,624 in 2003, an 8% increase. Interest income from loans was $9,320 in 2004 compared to $8,831 in 2003, a 6% increase. The average yield on loans decreased to 7.11% in 2004 as compared to 7.26% in 2003.

Average investments in securities and Federal funds sold totaled $70,011 for 2004 compared to $79,707 for 2003, a decrease of $9,696 (or 12%). Average securities increased by $8,260 (or 22%) in 2004, and average Federal funds sold decreased by $17,956 (or 44%). Interest income on securities and Federal funds sold decreased to a total of $1,870 (FTE basis) for 2004 from $2,040 for 2003, a net decrease of $170 (or 8%), consisting of a $17 increase in income on securities and a $187 decrease in income on Federal funds. The decreased income on Federal funds sold resulted from lower average balances attributable to a decrease of $15,925 (or 21%) in average time deposits. The average yield on securities decreased to 3.45% in 2004 from 4.15% in 2003.

Interest Expense

Interest expense was $2,337 for 2004 compared to $3,015 for 2003, a 22% decrease. Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities were $150,314 in 2004 compared to $152,578 in 2003, a decrease of $2,264 (or 1%). The average cost of total interest-bearing liabilities decreased by 43 basis points, to 1.55% in 2004 from 1.98% in 2003, reflecting lower yields which were primarily due to a decrease in average time deposits.

The decline in average interest-bearing liabilities in 2004 compared to 2003 was primarily due to a decrease of $15,925 (or 21%) in average time deposits. This decline was partially offset by growth in other average interest-bearing deposit categories during 2004.

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

The allowance for loan losses was $2,216 at December 31, 2004 and $2,387 at December 31, 2003, and the provision for loan losses was ($434) and $96 for the years then ended. Net recoveries credited to the allowance were $263 in 2004 and $57 in 2003. The allowance for loan losses represented 1.66% and 1.95% of total loans at December 31, 2004 and 2003, respectively. The percentage of the allowance to total non-performing loans increased to 242% at December 31, 2004 from 210% at December 31, 2003. The lower provision for loan losses in 2004 compared to 2003 reflects the recovery of $460 in principal in 2004 on loans to one borrower which were charged-off in December 2000. Refer to footnote 4 of the Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003.

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

Non-interest Income

Total non-interest income was $2,623 for 2004, compared to $2,514 for 2003, an increase of $109 (or 4%). The $694 gain on sale of loans and loan servicing in 2004 relates principally to the sale of participating interests in SBA loans and, to a lesser extent, the sale of newly originated residential mortgage loans. Income from deposit service charges increased by $20 (or 5%) to $467 in 2004 from $447 in 2003 while income from bank-owned life insurance declined to $176 in 2004 from $198 in 2003, a decrease of $22 (or 11%). The increase in other income is directly attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman, which was almost fully offset by a $450 decrease (or 39%) in the net gain on sale of loans and loan servicing for the year ended December 31, 2004 compared to December 31, 2003. The decline in the gain on sale of loans and loan servicing relates to the reduced volume of SBA and mortgage loans available for sale in 2004 compared to 2003.

Non-interest Expense

Total non-interest expenses were $8,289 for 2004 and $7,635 for 2003, an increase of $654, (or 9%). The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes in 2004 compared to 2003.

			Increase (Decrease) 2004 vs 2003
	2004	2003	$	%
Salaries and employee benefits	$4,924	$4,381	$543	12%
Occupancy	728	680	48	7
Furniture and equipment	457	431	26	6
Data processing	506	549	(43)	(8)
Professional fees	394	393	1	—
Advertising and promotion	197	176	21	12
Other	1,083	1,025	58	7

Total non-interest expense	$8,289	$7,635	$654	9%

The increase in salaries and employee benefits primarily relates to increased benefit accruals for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004. The increase in salaries and employee benefits also includes salary increases, staff and executive bonuses, and a combined increase of $95 in expenses related to the salary continuation plan and restricted stock plan for executive officers. The increase in occupancy expense primarily relates to increased rental expense.

The following is an analysis of the major categories of non-interest expense as a percentage of total operating income (interest income plus non-interest income):

	2004	2003
Salaries and employee benefits	35.76%	32.81%
Occupancy	5.29	5.09
Furniture and equipment	3.32	3.23
Data processing	3.67	4.11
Professional fees	2.86	2.94
Advertising and promotion	1.43	1.32
Other	7.86	7.69

Total non-interest expense	60.19%	57.19%

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

The Company’s liquidity sources described below are anticipated to be sufficient to fund deposit withdrawals, loan commitments and other obligations existing as of December 31, 2004.

At December 31, 2004, short term investments, which are made up of federal funds sold, available for sale securities and held to maturity securities due or callable in one year or less, totaled $40,738. Primary liquidity of the Company is measured by the ratio of net cash, short term investments and other marketable assets to deposits and short term liabilities. The primary liquidity ratio at December 31, 2004 was 20.04%, compared to 37.29% at December 31, 2003. The Bank also calculates a secondary liquidity ratio which contemplates loan payoffs for the forthcoming year and the maturity of available for sale securities and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at December 31, 2004 was 33.38%, compared to 51.63% at December 31, 2003. The Bank’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more. The Bank’s actual primary and secondary liquidity ratios have declined from year to year due to the lower level of federal funds.

The Company’s funding at December 31, 2004 consisted of deposit liabilities and short-term borrowings. If the Bank requires funds beyond its internal funding capabilities, advances are available from the FHLB of Boston. At December 31, 2004, the Bank’s available FHLB borrowing capacity in the form of advances and a short-term line of credit was $14,415. At December 31, 2004, certificates of deposit scheduled to mature within one year totaled $38,331. The Bank’s experience has been that a majority of its maturing certificate of deposit accounts are renewed.

The following table shows the contractual obligations of the Company by contractual payment period as of December 31, 2004. Further discussions of the borrowings and operating leases are included in Notes 7 and 9 to the Consolidated Financial Statements included in Item 7 of this report.

	One year or less	One to three years	Three to five years	Over five years		Total
Obligations under operating leases	$339	$302	$95	$		$736
Commitments to fund originate loans	250					250
Commitments to fund unused lines of credit	10,119	7,894	1,586		1,653	21,252
Purchased services	484	368				852

Total	$11,192	$8,564	$1,681		$1,653	$23,090

The obligations under operating leases relate to banking facilities that are leased by the Company. These leases are generally for five year terms with renewal clauses. See Item 2 of this Form 10-KSB, “Description of Property,” for additional information.

In the normal course of business, the Company enters into various data processing services and other service agreements, which are included as “purchased services” in the above table. These agreements specify both fixed fees and variable fees based upon usage. The agreements generally have initial terms ranging from three to five years and are cancelable with notice to the vendors.

As reported in the Consolidated Statements of Cash Flows, the Company’s cash flows are classified as operating, investing, or financing. Net cash provided by operating activities was $1,890 for the year ended December 31, 2004 compared to $9,220 for the year ended December 31, 2003, primarily due to the net effect of a decrease in the origination and sale of loans held for sale, which used cash of $521 in 2004 but provided cash of $7,783 in 2003. Investing activities used cash of $30,913 in 2004 but provided cash of $5,268 in 2003, a differential of $36,181. Cash used to purchase securities and fund net loan disbursements increased $23,095 and $13,905, respectively, in 2004 compared to 2003. The increase of $30,538 in net cash used by financing activities for the year ended December 31, 2004 primarily resulted from a decrease of $37,288 in cash provided by deposits. Cash and cash equivalents decreased $45,424 during 2004 to $17,405 at year end, principally in Federal funds sold which decreased by $37,800 to $9,200.

Interest Rate Sensitivity

The following table sets forth (i) the maturity or repricing distribution of interest-earning assets and interest-bearing liabilities as of December 31, 2004, (ii) the interest rate sensitivity gap (i.e., interest-sensitive assets less interest-sensitive liabilities), (iii) the cumulative interest rate sensitivity gap, (iv) the ratio of cumulative total interest-earning assets to cumulative total interest-bearing liabilities, and (iv) the cumulative interest rate sensitivity gap ratio. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Debt securities are placed in maturity periods based upon their projected call date, where applicable. Adjustable rate loans are included based on the period to next repricing date, while principal payments on fixed rate loans are factored into monthly amortization or at final maturity. Based on management’s evaluation of the interest rate sensitivity of regular savings, preferred rate savings, NOW and money market demand accounts, such balances have been included in the column for liabilities repricing after 1 but within 5 years.

	Interest Rate Sensitivity
	Within 6 Months	6 Months- 1 Year	1-5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold and securities	$14,205	$4,292	$38,482	$3,055	$60,034

Loans (1):
Adjustable rate	65,018	—	—	—	65,018
Fixed rate	7,145	6,967	47,493	13,343	74,948

Total interest-earning assets	86,368	11,259	85,975	16,398	200,000

Interest-bearing liabilities:
Money market demand and NOW accounts	4,643	—	—	34,918	39,561
Regular, club and preferred rate savings accounts	—	38	—	42,164	42,202
Time accounts	26,517	11,814	14,808	—	53,139

Total interest-bearing deposits	31,160	11,852	14,808	77,082	134,902

Repurchase agreements	10,060	—	—	—	10,060

Total interest-bearing liabilities	41,220	11,852	14,808	77,082	144,962

Total interest-earning assets less interest-bearing liabilities for the period	$45,148	$(593)	$71,167	$(60,684)	$55,038

Cumulative total interest-earning assets less interest-bearing liabilities	$45,148	$44,555	$115,722	$55,038

Cumulative total interest-earning assets less interest-bearing liabilities, as a percentage of total interest-earning assets	22.57%	22.28%	57.86%	27.52%

(1)	Excludes overdrafts and loans held for sale.

The tabular presentation of the Company’s interest sensitivity position indicates that for the period up to one year following December 31, 2004, the cumulative amount of interest-earning assets expected to reprice is greater than the cumulative amount of interest-bearing liabilities expected to reprice. Accordingly, the Company may experience a decrease in its net interest margin if interest rates were to decline during this period, and an increase in net interest margin if interest rates were to increase. From greater than six months through one year and greater than five years, more interest-bearing liabilities are expected to reprice than interest-earning assets; therefore, the Company would experience a decrease in its net interest margin in a rising rate environment and an increase in its net interest margin in a declining rate environment.

The tabular presentation only illustrates the repricing of interest-earning assets and interest-bearing liabilities at a point in time, and is not indicative of when and how the interest-earning assets and interest-bearing liabilities would actually reprice.

Capital Resources

At December 31, 2004 and 2003, the Bank’s leverage capital ratio was 10.2% and 9.7%, respectively. At December 31, 2004 and 2003, the Bank’s Tier 1 risk-based capital ratio was 14.2% and 13.7%, respectively, and its total-risk based capital ratio was 15.5% and 15.0%, respectively. These ratios exceeded the stated minimum regulatory requirements for capital adequacy and for classification as a “well-capitalized” institution. The Bancorp’s consolidated capital ratios at December 31, 2004 and 2003 were substantially the same as the Bank’s ratios.

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

The Consolidated Statements of Condition of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for the years then ended, together with the related notes and the report of KPMG LLP, Independent Registered Public Accounting Firm, are included herein on pages F-1 through F-29.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants required to be reported herein.

Item 8A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted as of December 31, 2004 under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of 2004, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as exhibits to this report.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors and Officers of the Registrant

Information regarding the Bancorp’s directors is incorporated by reference herein to the Bancorp’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2005 (the “2005 Proxy Statement”). Information regarding the Bancorp’s executive officers is included as Item 1A in Part I of this Form 10-KSB.

Item 10.	Executive Compensation

Information regarding the compensation of the Bancorp’s executive officers is incorporated by reference herein to the 2005 Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the beneficial ownership of the Bancorp’s common stock by certain persons is incorporated by reference herein to the 2005 Proxy Statement. Equity Compensation Plan information is provided in Item 5 to this Form 10-KSB.

Item 12.	Certain Relationships and Related Transactions

Information regarding certain transactions involving the Bancorp is incorporated by reference herein to the 2005 Proxy Statement.

Item 13.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 (“Form 8-K12G3”)) (1)

3.1	Certificate of Incorporation of Cornerstone Bancorp, Inc. (Exhibit 4.1 to Form 8-K12G3) (1)

3.2	Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3) (1)

4.1	Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3) (1)

10.1	Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC) (1)

10.2	Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company (Exhibit 3(ii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3	Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi (Exhibit 3(vii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4	Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.5	Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129) (“Form S-8”) (1)

10.6	Cornerstone Bancorp, Inc. 1996 Stock Plan (Exhibit 99.1 to Registration statement on Form S-8 Registration No. 333-67298) (1)

10.7	Cornerstone Bancorp, Inc. Director Compensation Plan (Exhibit 99.3 to Form S-8) (1)

10.7.1	Cornerstone Bancorp, Inc. 2001 Restricted Stock Plan (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-67302) (1)

10.8	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (Exhibit 10.8 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.9	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and James P. Jakubek (Exhibit 10.9 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.10	Employment agreement dated as of November 27, 2000 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson (Exhibit 10.10 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.11	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Paul H. Reader (Exhibit 10.11 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.12	Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24, 1999) (1)

10.13	Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company (Exhibit 11.0 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1999) (1)

10.14	Lease agreement dated as of February 28, 2001 between Cornerstone Bancorp, Inc/Cornerstone Bank and Fyber Properties 128 LLC (Exhibit 10.14 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.15	Lease agreement dated as of June 6, 2001 between Cornerstone Bancorp, Inc. and Gesa B. Vogt (Exhibit 10.15 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.16	Change in control agreement dated as of October 22, 2001 between Cornerstone Bank and Ernest J. Verrico (Exhibit 10.16 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.17	Lease agreement dated as of June 4, 2002 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC (Exhibit 10.17 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.18	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Merrill J. Forgotson (Exhibit 10.18 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.19	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Paul H. Reader (Exhibit 10.19 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.20	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and James P. Jakubek (Exhibit 10.20 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.21	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Ernest J. Verrico (Exhibit 10.21 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.22	Board vote January 8, 2004 amending the employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader (1)

10.23	First amendment to lease agreement dated as of May 26, 2004 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC (Exhibit 10.23 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (2)

10.24	Lease agreement dated as of April 16, 2004 amending original lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo (Exhibit 10.4 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (2)

21.1	Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

23.1	Consent of KPMG LLP (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference from referenced filing.

(2)	Filed herewith.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services rendered by the Company’s Independent Registered Public Accounting Firm is incorporated by reference herein to the 2005 Proxy Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: March 23, 2005	/s/ MERRILL J. FORGOTSON
Merrill J. Forgotson
President and Chief Executive Officer

Date: March 23, 2005	/s/ ERNEST J. VERRICO
Ernest J. Verrico
Vice President and Chief Financial Officer

**************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MERRILL J. FORGOTSON Merrill J. Forgotson	Director, President, Chief Executive Officer and Vice Chairman of the Board	March 23, 2005

/s/ JAMES P. JAKUBEK James P. Jakubek	Director, Executive Vice President	March 23, 2005

/s/ PAUL H. READER Paul H. Reader	Director, Senior Vice President	March 23, 2005

/s/ ERNEST J. VERRICO, SR. Ernest J. Verrico	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2005

/s/ JOSEPH FIELD Joseph Field	Director	March 23, 2005

/s/ J. JAMES GORDON J. James Gordon	Director	March 23, 2005

Signature	Title	Date

/s/ STANLEY A. LEVINE Stanley A. Levine	Director	March 23, 2005

/s/ JOSEPH A. MAIDA Joseph A. Maida	Director	March 23, 2005

/s/ RONALD C. MILLER Ronald C. Miller	Director	March 23, 2005

/s/ COURTNEY A. NELTHROPP Courtney A. Nelthropp	Director	March 23, 2005

/s/ MARTIN PRINCE Martin Prince	Director	March 23, 2005

/s/ DONALD SAPPERN Donald Sappern	Director	March 23, 2005

/s/ JOSEPH D. WAXBERG, M.D. Joseph D. Waxberg, M.D.	Director	March 23, 2005

/S/ LEONARD MILLER Leonard Miller	Director	March 23, 2005

Cornerstone Bancorp, Inc.

Consolidated Financial Statements as of December 31, 2004 and 2003, and for the Years Then Ended, With Report of Independent Registered Public Accounting Firm.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cornerstone Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Cornerstone Bancorp, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Stamford, Connecticut

March 16, 2005

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Condition

December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	2004	2003
Assets
Cash and cash equivalents:
Cash and due from banks (note 2)	$8,205	15,829
Federal funds sold	9,200	47,000

Total cash and cash equivalents	17,405	62,829

Securities, including collateral of $9,991 in 2004 and $4,587 in 2003 for borrowings under securities repurchase agreements (note 3):
Available for sale, at fair value	2,962	11,079
Held to maturity, at amortized cost (fair value of $47,697 in 2004 and $21,019 in 2003)	47,872	20,510

Total securities	50,834	31,589

Loans held for sale (note 4)	1,994	779
Loans, net of allowance for loan losses (note 4)	130,617	119,089
Accrued interest receivable	996	956
Federal Home Loan Bank stock, at cost	613	613
Premises and equipment, net (note 5)	3,207	3,103
Bank-owned life insurance	4,858	5,340
Deferred income taxes (note 8)	990	941
Other assets	288	628

Total assets	$211,802	225,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$42,225	44,142
Money market demand and NOW	39,561	37,233
Regular, club and preferred rate savings	42,202	42,171
Time (note 6)	53,139	75,172

Total deposits	177,127	198,718
Borrowings under securities repurchase agreements (note 7)	10,060	4,540
Accrued interest payable	75	108
Other liabilities (note 14)	1,908	2,014

Total liabilities	189,170	205,380

Commitments and contingencies (note 9)
Stockholders’ equity (notes 10 and 12):
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,301,348 shares in 2004 and 1,289,735 shares in 2003; outstanding 1,259,962 shares in 2004 and 1,237,674 shares in 2003	13	13
Additional paid-in capital	14,673	14,298
Retained earnings	9,117	7,253
Treasury stock, at cost (41,386 shares in 2004 and 52,061 shares in 2003)	(433)	(545)
Unearned restricted stock awards	(728)	(558)
Accumulated other comprehensive income, net of taxes (note 11)	(10)	26

Total stockholders’ equity	22,632	20,487

Total liabilities and stockholders’ equity	$211,802	225,867

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	2004	2003
Interest income:
Loans	$9,320	8,831
Securities	1,573	1,563
Federal funds sold	255	443

Total interest income	11,148	10,837

Interest expense:
Deposits	2,228	2,943
Borrowings (note 7)	109	72

Total interest expense	2,337	3,015

Net interest income	8,811	7,822
Provision for loan losses (note 4)	(434)	96

Net interest income after provision for loan losses	9,245	7,726

Non-interest income:
Gain on sale of loans and loan servicing, net (note 4)	694	1,144
Deposit service charges	467	447
Bank-owned life insurance	176	198
Keyman life insurance	495	—
Other	791	725

Total non-interest income	2,623	2,514

Non-interest expense:
Salaries and employee benefits (notes 12 and 14)	4,924	4,381
Occupancy (note 9)	728	680
Furniture and equipment	457	431
Data processing	506	549
Professional fees	394	393
Advertising and promotion	197	176
Other	1,083	1,025

Total non-interest expense	8,289	7,635

Income before income tax expense	3,579	2,605
Income tax expense (note 8)	1,152	1,003

Net income	$2,427	1,602

Earnings per common share (note 13):
Basic	$2.00	1.33
Diluted	1.88	1.28

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Unearned restricted stock awards	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares outstanding	Amount
Balances at December 31, 2002	1,207,904	$13	13,954	6,205	(749)	(183)	98	19,338

Comprehensive income:
Net income	—	—	—	1,602	—	—	—	1,602
Other comprehensive loss (note 11)	—	—	—	—	—	—	(72)	(72)

Total comprehensive income								1,530

Cash dividends declared ($0.45 per share)	—	—	—	(554)	—	—	—	(554)

Shares issued in connection with:
Restricted stock awards	19,400	—	171	—	204	(375)	—	—
Stock option exercises	4,731	—	64	—	—	—	—	64
Dividend Reinvestment Plan	5,639	—	109	—	—	—	—	109

Balances at December 31, 2003	1,237,674	13	14,298	7,253	(545)	(558)	26	20,487

Comprehensive income:
Net income	—	—	—	2,427	—	—	—	2,427
Other comprehensive loss (note 11)	—	—	—	—	—	—	(36)	(36)

Total comprehensive income								2,391

Cash dividends declared ($0.45 per share)	—	—	—	(563)	—	—	—	(563)

Shares issued in connection with:
Restricted stock awards	10,675	—	143	—	112	(170)	—	85
Stock option exercises	7,283	—	120	—	—	—	—	120
Dividend Reinvestment Plan	4,330	—	112	—	—	—	—	112

Balances at December 31, 2004	1,259,962	$13	14,673	9,117	(433)	(728)	(10)	22,632

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2004 and 2003

(In thousands)

	2004	2003
Operating activities:
Net income	$2,427	1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	604
Gain on sale of loans and loan servicing, net	(694)	(1,144)
Provision for loan losses	(434)	96
Originations of loans held for sale	(16,639)	(26,442)
Proceeds from sales of loans held for sale	16,118	34,225
Deferred income tax benefit	(28)	(115)
(Increase) decrease in accrued interest receivable	(40)	125
Decrease (increase) in other assets	340	(105)
Decrease in accrued interest payable	(33)	(18)
(Decrease) increase in other liabilities	(106)	697
Income on bank-owned life insurance	(176)	(198)
Other adjustments, net	660	(107)

Net cash provided by operating activities	1,890	9,220

Investing activities:
Proceeds from maturities and calls of securities available for sale	8,021	4,133
Proceeds from maturities and calls of securities held to maturity	11,774	14,098
Purchases of securities available for sale	—	(6,529)
Purchases of securities held to maturity	(39,178)	(7,990)
Net loan (originations) repayments, other than loans held for sale	(11,671)	2,234
(Redemption) purchases of bank-owned life insurance	658	(29)
Purchases of Federal Home Loan Bank stock	—	(92)
Purchases of premises and equipment	(517)	(557)

Net cash (used in) provided by investing activities	(30,913)	5,268

Financing activities:
Net (decrease) increase in deposits	(21,591)	15,697
Net increase (decrease) in borrowings under securities repurchase agreements	5,520	(1,183)
Dividends paid on common stock	(562)	(550)
Proceeds from issuance of common stock	232	173

Net cash (used in) provided by financing activities	(16,401)	14,137

Net (decrease) increase in cash and cash equivalents	(45,424)	28,625
Cash and cash equivalents at beginning of year	62,829	34,204

Cash and cash equivalents at end of year	$17,405	62,829

Supplemental information:
Interest payments	$2,370	3,033
Income tax payments	1,187	973
Decrease in liability for securities purchased, not yet settled	—	(2,529)

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)	Summary of Significant Accounting Policies

Cornerstone Bancorp, Inc. (the Bancorp) is a bank holding company formed by Cornerstone Bank (the Bank) for the purpose of owning all of the Bank’s outstanding common stock. On March 1, 1999, each share of the Bank’s common stock was exchanged on a one-for-one basis for the Bancorp’s common stock. The Bank is a state-chartered commercial bank that provides a variety of loan and deposit services to individuals and businesses primarily in Southwestern Fairfield County, Connecticut. The Bank is subject to regulations of the Federal Deposit Insurance Corporation (the FDIC) and the State of Connecticut Department of Banking, and undergoes periodic examinations by those regulatory agencies. The Bancorp is subject to regulation and supervision by the Federal Reserve Board (the FRB). The Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC.

(a)	Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Bancorp, the Bank and Cornerstone Business Credit, Inc. (a wholly owned subsidiary of the Bank engaged in small business lending operations). These entities are referred to collectively as the Company. Management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For purposes of the consolidated statements of cash flows, cash equivalents represent federal funds which are generally sold on an overnight basis.

Prior year amounts are reclassified, whenever necessary, to conform to the current year presentation.

(b)	Securities

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

securities are charged to earnings if management determines that the decline in fair value of a security is other than temporary.

As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to hold a certain amount of FHLB stock. This stock is a nonmarketable equity security and, accordingly, is reported at cost.

(c)	Loans

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

Loans past due 90 days or more as to principal or interest are placed on nonaccrual status except for certain loans which, in management’s judgment, are adequately secured and probable of collection. When a loan is placed on nonaccrual status, previously accrued interest that has not been collected is reversed from current interest income. Thereafter, the application of principal or interest payments received on nonaccrual loans is dependent on the expectation of ultimate repayment of the loan. If ultimate repayment is reasonably assured, payments are applied to principal and interest in accordance with the contractual terms. If ultimate repayment is not reasonably assured or management judges it to be prudent, any payments received are applied to principal until ultimate repayment is reasonably assured. Loans are returned to accrual status when they demonstrate a sufficient period of payment performance and are expected to be fully collectible as to principal and interest.

(d)	Allowance for Loan Losses

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

Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly the larger relationships included in the commercial and commercial real estate loan portfolios. These reviews consider factors such as the borrower’s financial condition, historical and expected ability to make loan payments, and underlying collateral values. Management’s determination of the allowance for loan losses also considers the level of past due and nonperforming loans, the Company’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations, and current economic conditions. While management uses the best available information to determine the allowance for loan losses, future adjustments to the allowance may be necessary based on changes in

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

economic and real estate market conditions, particularly in the Company’s market area of Southwestern Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, requires recognition of an impairment loss on a loan within its scope when it is probable that the lender will be unable to collect principal and/or interest payments in accordance with the terms of the loan agreement. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans (such as residential mortgage and consumer loans) that are collectively evaluated for impairment in accordance with SFAS No. 5, Accounting for Contingencies. Measurement of impairment under SFAS No. 114 may be based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the collateral’s fair value if the loan is collateral dependent. If the measure of an impaired loan is less than its recorded amount, an impairment allowance is established as part of the allowance for loan losses.

(e)	Premises and Equipment

Premises and equipment are reported at cost, less accumulated depreciation and amortization. Owned assets are depreciated using the straight-line method over the estimated useful lives of the assets (three to twenty years for equipment and thirty-five years for buildings). Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

(f)	Bank-Owned Life Insurance

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

(g)	Income Taxes

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

(h)	Earnings Per Common Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period.

(i)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at the grant date, is recognized as unearned compensation (a component of stockholders’ equity) and amortized to compensation expense over the vesting period.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

	2004	2003
	(In thousands, except per share data)
Net income, as reported	$2,427	1,602
Add restricted stock expense included in reported net income, net of related tax effects	100	50
Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(174)	(55)

Pro forma net income	$2,353	1,597

Basic earnings per common share:
As reported	$2.00	1.33
Pro forma	1.94	1.33
Diluted earnings per common share:
As reported	$1.88	1.28
Pro forma	1.82	1.28

On a per share basis, the weighted average estimated fair values of options granted during 2004 and 2003 were $6.10 and $3.14, respectively. These fair values were estimated using the Black Scholes option-pricing model and the following weighted average assumptions in 2004 and 2003: dividend yield of 1.69% and 2.3%, respectively; expected volatility rate of 53% and 45%, respectively; expected option life of eight years; and risk-free interest rate of 5.14% and 3.3%, respectively.

(j)	Borrowings Under Securities Repurchase Agreements

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(k)	Segment Information

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

The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. These reserves were $2,750,000 and $2,372,000 at December 31, 2004 and 2003, respectively, and are included in cash and due from banks in the consolidated statements of condition.

(3)	Securities

The amortized cost, gross unrealized gains and losses, and fair values of securities are summarized below. Mortgage-backed securities consist of pass-through securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for sale:
U.S. Government Agency securities	$2,007	—	(3)	2,004
Mortgage-backed securities	970	—	(12)	958

Total	$2,977	—	(15)	2,962

Held to maturity:
U.S. Government Agency securities	$40,688	98	(310)	40,476
Mortgage-backed securities	4,117	29	(3)	4,143
State and municipal bonds	2,992	11	—	3,003
Other securities	75	—	—	75

Total	$47,872	138	(313)	47,697

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for sale:
U.S. Government Agency securities	$9,535	45	(2)	9,578
Mortgage-backed securities	1,502	5	(6)	1,501

Total	$11,037	50	(8)	11,079

Held to maturity:
U.S. Government Agency securities	$15,090	429	—	15,519
Mortgage-backed securities	2,354	59	—	2,413
State and municipal bonds	2,991	21	—	3,012
Other securities	75	—	—	75

Total	$20,510	509	—	21,019

The gross unrealized losses totaling $313,000 at December 31, 2004 relate to U.S. Government Agency securities and mortgage-backed securities with fair values of $30,899,000 and $3,227,000, respectively. All of these securities had been in a continuous unrealized loss position for less than twelve months at December 31, 2004. The Company has the ability and intent to hold these securities until a market price recovery, which may be until maturity. The unrealized losses are attributable to changes in market interest rates and, accordingly, were deemed to be temporary impairments in value.

The following is a summary of the amortized cost and fair value of debt securities (other than mortgage-backed securities) at December 31, 2004, by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
One year or less	$2,007	2,004	6,786	6,843
Over one year, less than five years	—	—	34,950	34,682
Five through ten years	—	—	2,019	2,029

Total	$2,007	2,004	43,755	43,554

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Securities pledged as collateral for purposes other than the repurchase agreement borrowings described in note 7 had total fair values of $2,497,000 and $2,053,000 at December 31, 2004 and 2003, respectively.

There were no sales of securities during the years ended December 31, 2004 and 2003.

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

The loan portfolio (excluding loans held for sale) consisted of the following at December 31:

	2004	2003
	(In thousands)
Loans secured by real estate:
Residential	$39,489	36,473
Nonresidential	56,606	52,945
Construction	21,733	14,920
Commercial loans	13,536	15,077
Consumer and other loans	1,621	2,116

Total loans	132,985	121,531
Allowance for loan losses	(2,216)	(2,387)
Net deferred loan origination fees	(152)	(55)

Total loans, net	$130,617	119,089

Loans held for sale at December 31, 2004 consisted of $1,994,000 Small Business Administration (SBA) loans. Loans held for sale at December 31, 2003 consisted of residential mortgage loans of $595,000 and $184,000 Small Business Administration (SBA) loans. The estimated market value of loans held for sale at December 31, 2004 and 2003 exceeded cost and, accordingly, a lower-of-cost-or-market adjustment was not required. Proceeds from sales of residential mortgage loans and SBA loans totaled $17,234,000 in 2004 and $33,454,000 in 2003, resulting in gains on sale of $694,000 in 2004 and $1,144,000 in 2003. Gains on sales of residential mortgage loans include the related loan servicing rights which are released to the purchasers. Servicing rights are retained by the Company for SBA loans sold. The principal balances of SBA loans serviced for others, which are not included in the Company’s consolidated statements of condition, totaled $14,794,000 and $13,281,000 at December 31, 2004 and 2003, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following is a summary of changes in the allowance for loan losses for the years ended December 31:

	2004	2003
	(In thousands)
Balance at beginning of year	$2,387	2,234
Provision for loan losses	(434)	96
Loan charge-offs	(217)	(8)
Recoveries	480	65

Balance at end of year	$2,216	2,387

During the year ended December 31, 2004, the Bank recovered $690,000, of which $460,000 was a recovery of previously charged-off principal on loans to one borrower. The credit balance in the provision for loan losses in 2004 primarily reflected recognition of the aforementioned recovery.

The following is a summary of loans past due 90 days or more, segregated between those on nonaccrual status and those that were still accruing interest:

	Nonaccrual	Accruing	Total
	(In thousands)
December 31, 2004:
Loans secured by real estate	$167	321	488
Commercial loans	87	—	87
Consumer and other loans	30	8	38

Totals	$284	329	613

December 31, 2003:
Loans secured by real estate	$9	777	786
Commercial loans	—	91	91
Consumer and other loans	—	44	44

Totals	$9	912	921

The total recorded investment in impaired loans within the scope of SFAS No. 114 was $585,000 and $218,000 at December 31, 2004 and 2003, respectively, including certain loans current or past due less than 90 days for which interest payments were being applied to reduce principal. These were real estate secured loans with collateral values in excess of the recorded investments and, accordingly, allowances for impairment losses were not required under SFAS No. 114. The Company’s average recorded investment in impaired loans was $576,000 and $275,000 in 2004 and 2003, respectively.

Interest contractually due during the respective years on loans considered impaired at December 31 totaled $43,000 and $23,000 in 2004 and 2003, respectively. The portion of the 2004 and 2003 amounts actually collected was $25,000 and $19,000, respectively. No interest income was recorded on impaired loans in 2004 and 2003 while such loans were considered to be impaired.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(5)	Premises and Equipment

Premises and equipment are summarized as follows at December 31:

	2004	2003
	(In thousands)
Land	$1,001	999
Buildings and improvements	2,265	2,036
Furniture and equipment	3,076	3,004
Vehicles	234	223

Total	6,576	6,262
Less accumulated depreciation and amortization	3,369	3,159

Premises and equipment, net	$3,207	3,103

(6)	Time Deposits

The following is a summary of time deposits by remaining period to contractual maturity at December 31:

	2004	2003
	(In thousands)
90 days or less	$15,539	24,233
91 to 180 days	10,978	13,910
181 days to one year	11,814	19,205

Total one year or less	38,331	57,348
Over one year, less than two years	13,049	11,095
Over two years, less than three years	974	6,448
Over three years, less than four years	394	19
Over four years, less than five years	391	252
Greater than five years	—	10

Total	$53,139	75,172

Time deposits of $100,000 or more aggregated $12,741,000 and $18,118,000 at December 31, 2004 and 2003, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(7)	Borrowings

Information concerning borrowings under securities repurchase agreements follows as of and for the years ended December 31:

	2004	2003
	(Dollars in thousands)
Repurchase agreement borrowings:
At December 31	$10,060	4,540
Average for the year	7,582	5,778
Maximum at any month end	11,095	6,754
Fair value of collateral securities at year end	9,991	4,587

Weighted average interest rates on borrowings:
At December 31	1.16%	1.05%
Average for the year	1.17	1.19

The repurchase agreement borrowings at December 31, 2004 mature within three months. Interest expense on securities repurchase agreements was $88,000 and $72,000 in 2004 and 2003, respectively.

The Bank may borrow funds from the FHLB of Boston subject to certain limitations. Borrowings are secured by the Bank’s investment in FHLB stock and a blanket security agreement that requires maintenance of specified levels of qualifying collateral (principally securities and residential mortgage loans) not otherwise pledged. The Bank’s FHLB borrowing capacity in the form of advances and borrowings under a short-term line of credit was $14,415,000 at December 31, 2004. There were no FHLB borrowings outstanding at December 31, 2004 and 2003. Interest expense on FHLB borrowings was $21,000 in 2004 (none in 2003).

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(8)	Income Taxes

The components of income tax expense are as follows for the years ended December 31:

	2004	2003
	(In thousands)
Federal:
Current	$903	871
Deferred	(26)	(101)

	877	770

State:
Current	277	247
Deferred	(2)	(14)

	275	233

Total income tax expense	$1,152	1,003

The following is a reconciliation of income taxes computed using the federal statutory rate of 34% to the actual income tax expense for the years ended December 31:

	2004	2003
	(In thousands)
Income tax at federal statutory rate	$1,217	885
State income tax, net of federal tax benefit	182	153
Bank-owned life insurance and other items	(61)	(67)
Keyman life insurance	(166)	—
Other items	(20)	32

Actual income tax expense	$1,152	1,003

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at December 31:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$589	758
Interest on nonaccrual loans	28	19
Net unrealized loss on securities available for sale	5	—
Compensation accruals	469	267
Other deductible temporary differences	—	3

Total deferred tax assets	1,091	1,047

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	16
Other taxable temporary differences	101	90

Total deferred tax liabilities	101	106

Net deferred tax assets	$990	941

Based on the Company’s historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

(9)	Commitments and Contingencies

(a)	Financial Instruments with Off-Balance Sheet Risk

The Company is a party to commitments to originate loans, unused lines of credit and standby letters of credit (credit-related financial instruments) that involve, to varying degrees, elements of credit risk and interest rate risk in addition to the risks associated with loans recognized in the consolidated statements of condition. Substantially all of these credit-related financial instruments have been entered into with customers in the Company’s primary lending area described in note 4.

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The contract amounts of these off-balance sheet financial instruments at December 31, 2004 and 2003 are summarized below:

	2004	2003
	(In thousands)
Unused lines of credit	$21,252	15,497
Commitments to originate loans	250	1,280
Standby letters of credit	1,216	1,338

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

Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit shown in the preceding table. The Company’s recognized liability for performance standby letters of credit was insignificant at December 31, 2004 and 2003.

The Company also enters into forward contracts to sell residential mortgage loans it has closed (loans held for sale) or that it expects to close (commitments to originate loans held for sale). These forward contracts are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The notional amount of the Company’s forward sales contracts was approximately $2,247,000 and $1,526,000 at December 31, 2004 and 2003, respectively. Changes in the fair value of the forward sales contracts, loan origination commitments and closed loans were insignificant at both December 31, 2004 and 2003.

(b)	Operating Lease Commitments

The Company was obligated under various operating leases for its branch offices and other office space at December 31, 2004. The leases include renewal options and require the Company to pay applicable costs for utilities, maintenance, insurance and real estate taxes. Rent expense under operating leases was $403,000 in 2004 and $384,000 in 2003.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

At December 31, 2004, the future minimum rental payments under operating leases, excluding renewal option periods, were $339,000 for 2005, $197,000 for 2006, $105,000 for 2007, $71,070 for 2008 and $24,000 for 2009.

(c)	Legal Proceedings

In the normal course of business, the Company is involved in various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the outcome of such legal proceedings should not have a material effect on the Company’s financial condition, results of operations or liquidity.

(10)	Stockholders’ Equity

(a)	Regulatory Capital Requirements

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

Management believes that, as of December 31, 2004 and 2003, the Bank and the Bancorp met all capital adequacy requirements to which they are subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the FDIC requirements for minimum capital adequacy and for classification as a well-capitalized institution. The Bancorp’s consolidated capital ratios at December 31, 2004 and 2003 were substantially the same as the Bank’s actual ratios set forth below.

	Bank actual		FDIC requirements
			Minimum capital adequacy		Classification as well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004:
Leverage (Tier I) capital	$22,287	10.2%	8,709	4.0%	10,887	5.0%
Risk-based capital:
Tier I	22,287	14.2	6,266	4.0	9,399	6.0
Total	24,247	15.5	12,532	8.0	15,665	10.0
December 31, 2003:
Leverage (Tier I) capital	$20,216	9.7%	8,384	4.0%	10,480	5.0%
Risk-based capital:
Tier I	20,216	13.7	5,893	4.0	8,839	6.0
Total	22,063	15.0	11,786	8.0	14,732	10.0

The Bank’s actual Tier I capital represents total stockholders’ equity, excluding the after-tax net unrealized gain or loss on securities available for sale. The Bank’s actual risk-based capital represents Tier I capital plus the allowance for loan losses up to 1.25% of risk-weighted assets.

(b)	Dividends

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

The Bancorp’s ability to pay cash dividends to its shareholders is largely dependent on the ability of the Bank to pay cash dividends to the Bancorp. Under Connecticut banking law, the Bank is permitted to pay cash dividends to the Bancorp in any calendar year only to the extent of any net profits of the Bank for that calendar year combined with its retained net profits for the preceding two years. The Bank’s net profits retained in 2004 and 2003 (after cash dividends) totaled $3,297,000 and $2,543,000, respectively.

(c)	Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan permits shareholders to automatically reinvest cash dividends in voluntary purchases of new shares of the Company’s common stock at the current market price. A shareholder can invest up to $5,000 in additional shares each quarter. A total of 4,330 and 5,639 common shares were issued under this plan during 2004 and 2003, respectively.

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(d)	Stock Repurchases

In December 1999, the Company’s board of directors approved a stock repurchase plan pursuant to which up to 100,000 common shares may be repurchased from time to time in open market and/or privately-negotiated transactions. A total of 76,415 treasury shares were repurchased pursuant to this plan during 2000, at a total cost of $880,000 or an average of $11.52 per share. There have been no share repurchases since 2000. Certain treasury shares have been appropriated for the restricted stock grants made in 2003 and 2004.

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

	2004	2003
	(In thousands)
Net unrealized holding losses arising during the year on securities available for sale	$(58)	(116)
Related deferred income taxes	22	44

Other comprehensive loss	$(36)	(72)

The Company’s accumulated other comprehensive income, which is included as a separate component of stockholders’ equity, was ($10,000) and $26,000 at December 31, 2004 and 2003, respectively. These amounts represent the net unrealized (loss)/gains of ($15,000) and $42,000 on securities available for sale at December 31, 2004 and 2003, respectively, less related deferred benefit/income taxes of ($5,000) and $16,000, respectively.

(12)	Stock Compensation Plans

(a)	Stock Option Plan

The Company’s 1996 Incentive and Non-Qualified Stock Plan (the 1996 Plan) provides for the issuance of up to 225,500 shares of the Company’s common stock, including outstanding stock options that were granted under the 1986 Incentive and Non-Qualified Stock Plan (the 1986 Plan). At December 31, 2004, a total of 13,477 options were available for future grants under the 1996 Plan.

The terms of the 1996 Plan and the 1986 Plan are substantially the same, except that the 1996 Plan also provides for grants of options to directors and for the issuance of Stock Appreciation Rights (SARs). No SARs have been granted as of December 31, 2004. Stock options have a ten-year term and an exercise price equal to the fair value of the Company’s common stock on the grant date. Options vest immediately, except for options granted to those directors who, on the date of grant,

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

have fewer than five years of service as a director of the Company. Such options become exercisable beginning on the fifth anniversary of the director’s initial service date.

Stock option transactions during 2003 and 2004 are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2002	187,247	$11.94
Granted	2,500	18.00
Exercised	(4,731)	10.85

Outstanding at December 31, 2003	185,016	12.05
Granted	11,250	21.56
Exercised	(7,283)	9.73

Outstanding at December 31, 2004	188,983	12.71

Substantially all stock options outstanding at December 31, 2004 and 2003 were exercisable at those dates. Outstanding options at December 31, 2004 consisted of 178,698 nonqualified options and 10,285 incentive options with weighted average exercise prices of $12.94 and $8.68, respectively. The weighted average remaining term of outstanding options was 3.4 years at December 31, 2004. Outstanding options at December 31, 2004 had exercise prices in the following ranges: $8.68 to $10.91 (80,662 options); $12.40 to $13.64 (40,865 options); $14.55 to $16.01 (48,234 options); $17.25 to $18.00 (7,972 options); and $20.3 to $25.46 (11,250 options).

(b)	Restricted Stock Plan

Under the terms of the Company’s 2001 Restricted Stock Plan, awards of 19,400 shares and 12,595 shares (adjusted for the 2002 stock dividend) were made in January 2003 and January 2002, respectively. An equal number of treasury shares has been appropriated for distribution upon vesting, which occurs at the rate of 40% in the second year following the award and 20% in each of the three subsequent years. No shares had become vested at December 31, 2004 and 2003. The grant-date fair value of the shares awarded, amounting to $243,000 in 2004 and $375,000 in 2003, is being recognized as compensation expense on a straight-line basis over the respective vesting periods. Expense recognized in 2004 and 2003 was $147,000 and $81,000, respectively. At December 31, 2004, a total of 41,386 shares were available for future awards under this plan.

(c)	Directors Compensation Plan

Under the Directors Compensation Plan, nonofficer directors are compensated for their services in Company common stock or cash, based on an annual election made by each qualifying director at the first Board meeting subsequent to each annual meeting. Directors who elect to receive stock are issued a whole number of shares equal to their compensation amount divided by the market price of

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

the Company’s common stock as of the date of each Board meeting. No directors elected to receive stock in lieu of cash compensation in 2004 and 2003.

(13)	Earnings Per Common Share

Basic and diluted earnings per share (EPS) were calculated as follows for 2004 and 2003:

	Net income (1)	Common shares (2)	Earnings per common share
	(In thousands, except per share data)
2004:
Basic EPS	$2,427	1,212	$2.00
Effect of dilutive securities (3)	—	81

Diluted EPS	$2,427	1,293	1.88

2003:
Basic EPS	$1,602	1,202	1.33
Effect of dilutive securities (3)	—	49

Diluted EPS	$1,602	1,251	1.28

(1)	Net income applicable to common stock equaled net income for both 2004 and 2003.

(2)	Shares in 2002 have been adjusted for the effect of the 10% stock dividend distributed during the year.

(3)	The effect of dilutive securities represents the number of common-equivalent shares issuable from the assumed exercise of stock options or vesting of restricted stock, computed using the treasury stock method. An average of 3,025 and 9,350 anti-dilutive stock options were excluded from the computation of common-equivalent shares in 2004 and 2003, respectively.

(14)	Employee Savings Plan and Salary Continuation Agreements

The Company maintains a 401(k) Savings Plan covering substantially all employees. The plan provides for matching contributions by the Company based on a percentage of employee contributions. The Company’s expense for matching contributions was $78,000 in 2004 and $81,000 in 2003.

Effective April 1, 2002, the Company entered into salary continuation agreements with certain executive officers, providing for specified benefit payments for a 15-year period commencing upon the executive’s normal retirement date. The agreements also provide for specified benefits upon early termination, disability and death. The Company’s obligation to pay these benefits is unfunded, although certain life insurance policies have been purchased in consideration of the benefit obligations. Salaries and employee benefits expense includes accruals of $243,000 for the year ended December 31, 2004 and $213,000 for the period from the effective date of the agreements through December 31, 2003. No payments have been

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

made under the agreements through December 31, 2004 and 2003. Other liabilities at December 31, 2004 and 2003 include salary continuation accruals of $601,000 and $358,000, respectively.

During 2004, the Company received net insurance proceeds from a keyman insurance policy on the former Vice Chairman totaling approximately $342,000.

(15)	Related Party Transactions

Loans made to the Company’s officers, employees, directors and their associates and affiliated businesses totaled $1,973,000 and $4,265,000 at December 31, 2004 and 2003, respectively. During 2004, new loans made directly or indirectly to these related parties were $519,000 and principal repayments were $2,803,000. These loans were made in the ordinary course of business at prevailing credit terms (including interest rates, collateral and repayment terms) and do not involve more than a normal risk of collection.

In the ordinary course of business, the Company also engages in transactions with companies in which certain Company directors have a business interest. Payments to such companies for commissions, services and materials totaled $42,000 in 2004 and $50,000 in 2003. Management believes that the amounts paid by the Company are reasonable and approximate the amounts that would have been paid to independent third parties.

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

December 31, 2004 and 2003

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$17,405	17,405	62,829	62,829
Securities	50,834	50,659	31,589	32,098
Loans, including loans held for sale	132,611	132,878	119,868	120,353
Accrued interest receivable	996	996	956	956
FHLB stock	613	613	613	613

Financial liabilities:
Deposits without stated maturities	$123,988	123,988	123,546	123,546
Time deposits	53,139	53,122	75,172	75,968
Borrowings under securities repurchase agreements	10,060	10,060	4,540	4,540
Accrued interest payable	75	75	108	108

The following is a description of the valuation methods used by management to estimate the fair values of the Company’s financial instruments:

(a)	Securities

The fair values of securities were estimated based on quoted market prices or dealer quotes, if available. If a quote was not available, fair value was estimated using quoted market prices for similar securities.

(b)	Loans

The fair values of fixed rate loans were estimated by discounting projected cash flows using current rates for similar loans. For loans that reprice periodically to market rates, the carrying amount represents the estimated fair value.

(c)	Deposits

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

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

believes that the Company’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial unrecognized value separate from the deposit balances.

(d)	Other Financial Instruments

The remaining financial assets and liabilities listed in the preceding table have fair values that approximate the respective carrying amounts because they are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Fair values of the lines of credit, loan origination commitments and standby letters of credit described in note 9 were estimated based on an analysis of the interest rates and fees currently charged by the Company for similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At December 31, 2004 and 2003, the fair values of these financial instruments approximated the related carrying amounts, which were insignificant.

(17)	Recent Accounting Standards

SAB No. 105, Application of Accounting Principles to Loan Commitments was issued in March 2004, which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale of securitization. SAB No. 105 is effective for commitments entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material effect to the Company’s consolidated financial statements.

The FASB issued a revision of SFAS No. 123, Share-Based Payment (SFAS 123R), in December 2004, which requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The Statement is effective, for the Company, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (VIE). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer, as defined in applicable Securities and Exchange Commission (SEC) regulations, the Company is required to apply FIN 46R to VIEs no later than the end of the first reporting period ending after December 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently holds no interests in VIEs and, accordingly, FIN 46R did not have a significant effect on its consolidated financial statements.

(18)	Parent Company Financial Information

Set forth below are the Bancorp’s condensed statements of condition as of December 31, 2004 and 2003, together with the related condensed statements of income and cash flows for the years then ended.

	2004	2003
	(In thousands)
Condensed Statements of Condition
Assets:
Cash	$103	131
Investment in the Bank	22,278	20,242
Other	590	376

Total assets	$22,971	20,749

Liabilities and stockholders’ equity:
Liabilities	$344	262
Stockholders’ equity	22,627	20,487

Total liabilities and stockholders’ equity	$22,971	20,749

Condensed Statements of Income
Dividends received from the Bank	$700	612
Non-interest income	3	—
Non-interest expense	510	384

Income before income tax benefit and equity in the Bank’s undistributed earnings	193	228
Income tax benefit	163	148

Income before equity in the Bank’s undistributed earnings	356	376
Equity in the Bank’s undistributed earnings	2,071	1,226

Net income	$2,427	1,602

CORNERSTONE BANCORP, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	2004	2003
	(In thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$2,427	1,602
Equity in the Bank’s undistributed earnings	(2,071)	(1,226)
Other adjustments, net	(132)	(81)

Net cash provided by operating activities	224	295

Cash flows from financing activities:
Dividends paid on common stock	(563)	(550)
Proceeds from issuance of common stock	232	173
Other adjustments, net	79	—

Net cash used in financing activities	(252)	(377)

Net decrease in cash	(28)	(82)
Cash at beginning of year	131	213

Cash at end of year	$103	131