Form 10KSB/A
period 2004-12-31
CORNERSTONE BANCORP INC
filed 2005-05-02
CIK 1079385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART III

PART III

On April 12, 2005, Cornerstone Bancorp, Inc. (the “Bancorp”) entered into an Agreement and Plan of Merger dated as of April 12, 2005 (the “Merger Agreement”) by and among the Bancorp, NewAlliance Bancshares, Inc. (“NAL”) and their wholly-owned subsidiaries, Cornerstone Bank (the “Bank”) and NewAlliance Bank. Subject to the terms of the Merger Agreement, the Bancorp will merge with and into NAL (the “Merger”) and immediately thereafter, Cornerstone Bank will merge with and into NewAlliance Bank.

The shareholders of the Bancorp will vote to approve the Merger Agreement and the Merger at a special meeting of shareholders of the Bancorp later in 2005. Therefore, the Annual Meeting previously scheduled for May 26, 2005 will not be held. The following information is provided because a proxy statement will not be filed by May 2, 2005.

Item 9.	Directors and Executive Officers of the Registrant.

The Board of Directors is classified into three classes. The directors serving in Class I have terms that will expire at the 2005 Annual Meeting, the directors serving in Class II have terms that will expire at the 2006 Annual Meeting and the directors serving in Class III have terms that will expire at the 2007 Annual Meeting.

The following sets forth certain information regarding the directors of the Bancorp. There are no family relationships among the directors except that Paul H. Reader and Merrill J. Forgotson are brothers-in-law.

Class I Directors:

Joseph S. Field Jr., age 66, has served as a director of the Bancorp since 1993. He has been a partner at Field Group, a real estate development firm, for more than the past five years.

Merrill J. Forgotson, age 62 was elected to the Board on December 13, 2000. He has been President and CEO of the Bancorp since November 2000. Prior to joining the Bancorp, he was with People’s Bank in Bridgeport, CT for 10 years as a Senior Vice President.

J. James Gordon, age 74, has served as a director of the Bancorp since 1995. He has been the President of Gordon Textiles International, Ltd., a textile sales and consulting agency, for more than the past five years.

Courtney A. Nelthropp, age 63, has served as a director of the Bancorp since 1993. He has been the President of Printing and Graphics Emporium, Inc., a printing company, for more than the past five years.

Donald Sappern, age 76, has served as a director of the Bancorp since 1999. He has been the President and owner of Donald Sappern & Co., an insurance agency, for more than the past five years.

Class II Directors:

Stanley A. Levine, age 67, has served as a director of the Bancorp since 1985. He has been an independent pharmacist for more than the past five years.

Leonard S. Miller, age 62, has served as a director of the Bancorp since 2004. He has been a certified public accountant with O’Connor Davies Munns and Dobbins, LLP (ODMD), an accounting firm, since 2001. Prior to that he owned his own firm, Miller & Company, for more than the last five years, which merged with ODMD.

Ronald C. Miller, age 60, has served as a director of the Bancorp since 1985. He has been the owner of Miller’s Hallmark, a chain of greeting cards stores, for more than the past five years.

Martin Prince, age 75, has served as a director of the Bancorp since 1986. He has been the owner and CEO of DLX Industries, Inc., a vinyl goods manufacturing company, for more than the past five years.

Dr. Joseph D. Waxberg, age 82, has served as a director of the Bancorp since 1985. He has been a physician practicing for more than the past five years.

Class III Directors:

James P. Jakubek, age 55, has served as a director of the Bancorp since 1996. He has been the Executive Vice President and Chief Operating Officer of the Bancorp since joining the Bancorp in 1991.

Joseph A. Maida, age 56, has served as a director of the Bancorp since 1985. He has been a certified public accountant with Maida & Maida, an accounting firm, for more than the past five years.

Paul H. Reader, age 46, has served as a director of the Bancorp since 1999. He has been the Senior Vice President of the Bancorp since 1985.

Information regarding the Bancorp’s executive officers is included as Item 1A in Part I of this Form 10-KSB.

Committees and Meetings of the Board

During 2004, the Board of Directors held a total of 13 meetings. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served, except Mr. Gordon who attended 74% of the meetings.

The Board of Directors has established the following committees, the members of which are appointed by the Board of Directors:

The Loan Committee, comprised of Messrs. Forgotson, Jakubek, Maida, Ronald C. Miller, Levine, and Paul Reader, is responsible for the approval of extensions of credit and the terms under which Bancorp credit will be extended. The Loan Committee also reviews officer lending limits, and approves changes to the Bancorp’s loan policy. The Loan Committee met 26 times during 2004.

The Corporate Governance Committee is comprised of Directors Gordon, Prince and Waxberg. Each member of the committee is independent as defined by the American Stock Exchange (“AMEX”) listing standards. As part of the Bancorp’s governance and oversight process, the Committee was appointed by the Board of Directors to assist with the development and implementation of the Bancorp’s corporate governance principles, to determine the composition of Board committees, to monitor a process to assess Board effectiveness, and to identify and evaluate nominees for directors. The committee met 2 times in 2004. The nominees for election as directors at the 2005 Annual Meeting were nominated by the Board of Directors on January 26, 2005. The Committee operates under a charter. The Committee has a policy with regard to the consideration of any director candidates recommended by security holders and a description of the procedures to be followed in submitting such recommendations. The policy describes specific qualities or skills that the committee believes are necessary for a director to possess. The Bancorp has not paid a fee to any third party or parties to identify or assist in identifying or evaluating potential nominees.

The Bancorp does not maintain an attendance policy for directors at the annual meeting. Directors Joseph Field, Merrill J. Forgotson, J. James Gordon, James P. Jakubek, Stanley Levine, Joseph A. Maida, Ronald C. Miller, Courtney Nelthropp, Martin Prince, Paul H. Reader, Donald Sappern and Joseph Waxberg, constituting 100% of the Board of Directors, attended the Bancorp’s annual meeting on May 26, 2004.

The Compensation Committee includes Messrs. Levine, Maida and Ronald C. Miller, all of whom are independent directors as defined by the AMEX listing standards. They are responsible to determine the officers and other key employees to whom awards shall be granted under the 1996 Stock Plan (the “Stock Plan”) and the 2001 Restricted Stock Plan (the “Restricted Plan”), to determine the number of shares to be covered by each award, the terms and conditions of each award, to amend any award, to accelerate any vesting period or exchange any such grant with a new grant, to make all determinations required or provided under both Plans, to establish rules and regulations pertaining to participation and administration of the Stock Plan, and to interpret the Stock Plan. The Compensation Committee also approves compensation levels and promotions. The Compensation Committee met 2 times during 2004.

In response to changes mandated by the Sarbanes-Oxley Act of 2002, the Bancorp revised its Audit Committee Charter in 2002 and changed the composition of the Committee. Each member of the Audit Committee is independent as defined by the AMEX listing standards, the Sarbanes-Oxley Act of 2002 and the applicable regulations of the Securities and Exchange Commission (the “SEC”) promulgated pursuant thereto, and each has the required understanding of finance and accounting to read and understand fundamental financial statements.

The Audit Committee is composed of the following three independent outside directors: Joseph A. Maida (chairman), J. James Gordon and Joseph Field, and met 4 times in 2004. Director Maida, who chairs the Audit Committee, is a CPA and has audit and financial experience and financial sophistication commensurate with his chairman duties and has therefore been determined by the Board to be an Audit Committee Financial Expert. Director Field is a partner at the Field Group and Director Gordon is the President of Gordon Textiles International, Ltd. The Audit Committee’s primary duties and responsibilities are to: monitor the integrity of the Bancorp’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance; monitor the independence and performance of the Bancorp’s independent registered public accounting firm and internal auditors: and provide an avenue of communication among the independent registered public accounting firm, management, the internal auditors, and the Board of Directors. The Audit Committee charter was last provided as Appendix A in the Notice of the Annual Meeting of Shareholders held on May 26, 2004.

Director Compensation

In 2004, directors who were not otherwise employed by the Bancorp (“Outside Directors”) received $400 for each Board of Directors meeting attended. Directors on the Audit Committee receive $500 for each committee meeting attended. Directors on the Corporate Governance Committee and the Compensation Committee receive $200 for each committee meeting attended. During 2004, additional compensation of $350 was paid for each board meeting attended. On September 30, 2004, each outside director was awarded a restricted stock grant of 275 shares of stock under the Bancorp’s 2001 Restricted Stock Plan. The vesting schedule for the restricted stock is as follows: 40% on the anniversary date of the grant in 2006, 20% in 2007, 20% in 2008, and 20% in 2009.

At the election of each Outside Director, fees may be paid either in cash or shares of Common Stock, or a combination thereof, pursuant to the Bancorp’s Directors Compensation Plan. Under the plan, Outside Directors accumulate compensation credit for attending Board and committee meetings during each one-year period ending on the date of each annual meeting of the Bancorp. The Board of Directors, by a majority vote, may adjust the amount of the credits from time to time. Outside Directors may elect to receive their compensation earned under the plan in the form of cash or shares of Common Stock, based on an annual election made by each Outside Director at the first Board meeting subsequent to each annual meeting. Outside Directors who elect cash receive such compensation at each Board meeting. Outside Directors who elect to receive shares of Common Stock are issued a certificate for a whole number of shares equal to their accumulated compensation credit divided by the fair market value of the shares of Common Stock as of the date of each Board meeting and a cash payment in lieu of fractional shares on the last business day of May of each year for the last twelve months. The Board of Directors, by a majority vote, may amend or terminate the Directors Compensation Plan at any time provided, however, that certain material amendments may not be made without shareholder approval. No directors elected to receive stock in lieu of cash compensation in 2004.

Outside Directors also receive a formula grant of non-qualified stock options (“NQOs”) under the Bancorp’s 1996 Stock Plan. At the annual meeting, each outside Director is granted NQOs to purchase 250 shares of Common Stock. The exercise price of such NQOs is the fair market value of the Common Stock on the date of grant. The NQOs do not vest until the Outside Director has served five full consecutive years on the Board, except that NQOs for any Outside Director who has completed such service vest immediately. All NQOs granted to Outside Directors expire ten years after the date of grant.

Officers or employees of the Bancorp who serve on the Board of Directors receive no additional compensation for their services in that capacity.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid by the Bancorp to each person who served as Chief Executive Officer during 2004 and to the four other executive officers whose total salary and bonus for fiscal 2004 exceeded $100,000 for services rendered during 2004 (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation Awards			All Other Compensation
		Salary ($)	Bonus ($)	Securities Underlying Options (#)		Restricted Stock Awards ($) (2)
Merrill J. Forgotson President and CEO	2004 2003 2002	192,188 187,500 187,613	205,000 105,000 55,000	2,000 0 2,200	(1)	30,450 75,200 31,999	17,459 11,316 11,134	(3) (3) (3)
James P. Jakubek Executive Vice President and Chief Operating Officer	2004 2003 2002	153,750 150,000 150,000	124,000 50,000 50,000	2,000 0 1,100	(1)	28,420 73,020 31,999	17,450 15,640 14,977	(4) (4) (4)
Paul H. Reader Senior Vice President	2004 2003 2002	128,125 125,000 125,000	103,000 45,000 40,000	2,000 0 1,100	(1)	25,375 60,160 31,999	19,861 17,055 13,833	(5) (5) (5)
Ernest J. Verrico Vice President and Chief Financial Officer	2004 2003 2002	122,500 120,000 117,302	50,000 20,000 15,000	1,500 0 1,100	(1)	20,300 38,800 31,999	8,423 6,588 5,341	(6) (6) (6)

(1)	Number of common shares adjusted for 10% stock dividend paid June 2002.

(2)	In 2004, Restricted Stock grants have been issued pursuant to the 2001 Restricted

Stock Plan on January 2, 2004. The stock price at January 2, 2004 was $20.30. Mr. Forgotson was awarded 1,500 shares of restricted stock; Mr. Jakubek was awarded 1,400 shares of restricted stock; Mr. Reader was awarded 1,250 shares of restricted stock and Mr. Verrico was awarded 1,000 shares of restricted stock. As of December 31, 2004, each named Executive Officer held the stated number of shares of unvested restricted stock. The vesting schedules of shares of restricted stock granted in 2004 are as follows: 40% after two years, 20% after three years, 20% after four years, and 20% after 5 years. The aggregate number of shares of restricted stock and their December 31, 2004 value based upon the fair market value of the common stock as of December 31, 2004 of $34.38 were: Mr. Forgotson, 7,700 shares, $264,726; Mr. Jakubek, 7,500 shares, $257,850; Mr. Reader, 6,650 shares, $228,627; and Mr. Verrico, 5,200 shares, $178,776. Dividends are paid on Restricted Stock.

(3)	In 2004, amount includes $6,150 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Forgotson; $7,284 for the value of personal use of a company-owned vehicle; $729 for the value of personal use of club dues and entertainment and $3,296 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2003, amount includes $6,000 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Forgotson; $2,481 for the value of personal use of a company-owned vehicle; $832 for the value of personal use of club dues and entertainment and $2,003 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2002, amount includes $6,000 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Forgotson; $2,383 for the value of personal use of a company-owned vehicle; $2,031 for the value of personal use of club dues and entertainment and $720 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan.

(4)	In 2004, amount includes $6,150 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Jakubek; $7,281 for the value of personal use of a company-owned vehicle; $801 which is Mr. Jakubek’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Jakubek, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $3,218 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2003, amount includes $6,000 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Jakubek; $6,893 for the value of personal use of a company-owned vehicle;$ 756 which is Mr. Jakubek’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Jakubek, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $1,991 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2002, amount includes $6,000 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Jakubek; $7,548 for the value of personal use of a company-owned vehicle; $709 which is Mr. Jakubek’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Jakubek, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $720 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan.

(5)

In 2004, amount includes $6,150 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Reader; $9,945 for the value of personal use of a company-owned vehicle; $427 for the value of personal use of club dues and entertainment; $487 which is

Mr. Reader’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Reader, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $2,852 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2003, amount includes $5,387 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Reader; $9,570 for the value of personal use of a company-owned vehicle; $298 which is Mr. Reader’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Reader, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $1,800 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2002, amount includes $5,180 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Reader; $7,655 for the value of personal use of a company-owned vehicle; $278 which is Mr. Reader’s taxable benefit portion of the Split Dollar Life Insurance policy, for the benefit of Mr. Reader, see “Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance” and $720 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan.

(6)	In 2004, amount includes $5,205 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Verrico; $990 for the value of personal use of club dues and $2,228 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2003, amount includes $4,228 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Verrico; $920 for the value of personal use of club dues and $1,440 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan. In 2002, amount includes $3,701 contribution match paid by the Bank under the Bank’s 401(k) plan for the benefit of Mr. Verrico; $920 for the value of personal use of club dues and $720 in cash dividends on restricted stock issued pursuant to the 2001 Restricted Stock Plan.

Stock Option Grants

The following table sets forth information concerning all stock options granted during 2004 to the Named Executive Officers.

Option/SAR Grants In Last Fiscal Year

(Individual Grants)

Name	Number Of Securities Underlying Options/SAR’s Granted (#) (1)	Percent Of Total Options/ SAR’s Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration date
Merrill J. Forgotson	2,000	17.78%	$20.30	January 2, 2014
James P. Jakubek	2,000	17.78%	$20.30	January 2, 2014
Paul H. Reader	2,000	17.78%	$20.30	January 2, 2014
Ernest J. Verrico	1,500	13.33%	$20.30	January 2, 2014

(1)	The options are exercisable in full as of the date of grant.

Stock Option Exercises and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and holdings as of December 31, 2003 with respect to the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year

And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at FY-End ($) (1) Exercisable/Unexercisable
Merrill J. Forgotson	0	0	26,200	0	$528,165	0
James P. Jakubek	0	0	26,695	0	$549,928	0
Paul H. Reader	0	0	61,180	0	$1,430,175	0
Ernest J. Verrico	0	0	2,600	0	$42,939	0

(1)	Based on the fair market value of the Common Stock as of December 31, 2004 of $34.38, minus the exercise price of the options.

Stock Plans

The Bancorp has adopted plans under which directors, the Named Executive Officers and other employees may receive awards. They are the Bancorp’s 1996 Stock Plan and the predecessor plan (which has outstanding awards), the 1986 Incentive and Non-Qualified Stock Plan, and the 2001 Restricted Stock Plan (the “Stock Plans”). Under the 1996 Stock Plan, the Compensation Committee may grant awards of stock options, stock appreciation rights and restricted stock. Under the 1996 Stock Option Plan, the exercise price of such options is the fair market value of common stock on the date of the grant. The options vest immediately. All options expire ten years after the date of the grant. The 1996 Incentive and Non-Qualified Stock Option Plan enables Bancorp to design a flexible compensation package in order to attract and retain those officers, directors and other key employees and other individuals who will most effectively advance the interests of Bancorp and its shareholders. Under this Plan, Bancorp may grant incentive stock options, non-qualified stock options and stock appreciation rights.

The 1996 Plan is administered by the Compensation Committee appointed by the Board of Directors of Bancorp. The Committee consists of not less than three (3) non-employee members of the Board. The Committee is authorized to determine the officers, other key employees and other individuals to whom awards shall be granted, to determine the number of shares to be covered by each award, the terms and conditions of each award, to amend any award, accelerate any vesting period or exchange any such grant with a new grant.

Under the 2001 Restricted Stock Plan, the Bancorp may grant awards of restricted stock to officers, directors and other key employees and other individuals who will most effectively address the interests of Bancorp and its shareholders. The Plan is administered by the Compensation Committee, which consists of not less than three (3) non-employee members of the Board. The Committee is authorized to determine the officers, directors and other key employees and other individuals to whom shares of Restricted Stock shall be awarded, to determine the number of shares to be covered by each award, the terms and conditions of each award, to amend any award, and to make all determinations required or provided and the 2001 Restricted Stock Plan. The Restricted Shares granted to employees during 2004 vest in installments and the vesting schedules is as follows: 40% on the anniversary date of the grant in 2006, 20% in 2007, 20% in 2008, and 20% in 2009.

Employment Contracts, Change in Control Agreements, Salary Continuation Plans and Split Dollar Life Insurance

Effective November 27, 2000, the Bancorp entered into an employment agreement with Merrill J. Forgotson (the “Forgotson Employment Agreement”) pursuant to which Mr. Forgotson serves as President and CEO of the Bancorp. The Forgotson Employment Agreement provides for an initial annual base salary of $187,500, which amount is subject to annual increases as determined by the Board. Mr. Forgotson is also entitled to participate in compensation and benefit plans available to executive officers of the Bancorp. The Forgotson Employment Agreement will terminate on the earlier of (i) Mr. Forgotson’s death or disability, (ii) voluntary termination by Mr. Forgotson or (iii) termination of Mr. Forgotson by the Bancorp (either for cause or otherwise). If Mr. Forgotson’s employment is terminated by the Bancorp without cause, the Bancorp would be obligated to pay him a lump sum cash payment in an amount equal to the sum of (x) his then current annual salary, plus (y) the highest bonus awarded to him at any time during the 36-month period ending with the date of termination. In addition, for twelve months following any termination of Mr. Forgotson’s employment without cause, or for 36 months following termination due to a change in control of the Bancorp, Mr. Forgotson shall be entitled to continue to participate in the Bancorp’s compensation plans and to receive all benefits as if such termination had not occurred.

If there is a change in control of the Bancorp or if the Bancorp seeks to terminate the Forgotson Employment Agreement following a potential change in control but prior to the potential change in control being effected, he is entitled to the following: (i) an adjustment in his then current salary to give him cumulative cost of living increases for the period from the date of execution of the Forgotson Employment Agreement through the date of the change in control, and annual increases based on the Consumer Price Index (the “CPI”) on each anniversary of the change in control; (ii) a credit for years of service with the Bancorp, plus five additional years, for purposes of vesting and calculation of benefits under any benefit plan of the Bancorp or of any successor entity; (iii) eighteen months’ notice of termination of employment, during which period he would be entitled to receive, without offset for any reason, payment of his CPI adjusted salary, plus the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination; and (iv) following the 18-month period referred to in (iii) above, at his election, either a lump sum cash payment or 36 monthly periodic payments in an amount equal to the sum of three times his CPI adjusted salary, plus three times the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination.

On April 12, 2005, Mr. Forgotson entered into a Retention Agreement with the Bancorp, Cornerstone Bank and NewAlliance Bank (the “Forgotson Retention Agreement”). The Forgotson Retention Agreement supersedes the Forgotson Employment Agreement dated as of November 27, 2000 with the Bancorp and Cornerstone Bank.

Pursuant to the terms of the Forgotson Retention Agreement, on December 30, 2005 the Bancorp or Cornerstone Bank will pay Mr. Forgotson a lump sum equal to $1,084,891 upon his execution of a General Release. Upon the effectiveness of the Merger, Mr. Forgotson will be employed by NewAlliance Bank as a Senior Vice President for a period of twelve months (the “Retention Period”), unless the Forgotson Rentention Agreement is sooner terminated in accordance with its terms. Upon his employment by NewAlliance Bank, Mr. Forgotson will receive a base salary of $180,000 per annum and will participate in the medical, dental, disability, life and accidental death and dismemberment policies offered by NewAlliance Bank to its employees. Mr. Forgotson also will be eligible to participate in NewAlliance Bank’s 401(k) Plan, defined benefit pension plan and Employee Stock Ownership Plan. Mr. Forgotson will not receive credit for service at the Bancorp or Cornerstone Bank for any purpose except for purposes of determining eligibility to participate in NewAlliance Bank’s defined benefit pension plan, Employee Stock Ownership Plan and health, life and disability insurance plans. During the Retention Period, Mr. Forgotson will be reimbursed for club membership dues up to $15,000 per year and receive use of an automobile, which he may purchase at the end of the Retention Period.

The Forgotson Retention Agreement provides that Mr. Forgotson may not, for a period of eighteen months after the effectiveness of the Merger, compete in Connecticut and certain portions of New York and Rhode Island with any business carried on by NAL or NewAlliance Bank; may not solicit or induce any employee of NewAlliance Bank to leave such employment; may not solicit any customer of NewAlliance Bank to transact business with any other entity or to reduce or refrain from doing any business with NewAlliance; and may not interfere with or damage any relationship between NewAlliance and any customer.

If Mr. Forgotson’s employment is terminated during the Retention Period due to disability, Mr. Forgotson will receive all accrued benefits through such date, the benefits payable to him under his Salary Continuation Agreement effective as of April 1, 2002 with Cornerstone Bank (the “SERP Benefits”) and continued medical, dental, accident and life insurance coverage (the “Medical Benefits”) for up to thirty-six months. If Mr. Forgotson’s employment is terminated during the Retention Period due to death or retirement, Mr. Forgotson or his estate will receive all accrued benefits through such date and the SERP Benefits and his spouse and dependents will receive continued medical and dental accident coverage for up to two years after his death. If Mr. Forgotson terminates his employment for other than “Good Reason” (as defined in the Forgotson Retention Agreement) or is terminated for “Cause” (as defined in the Forgotson Retention Agreement) during the Retention Period, Mr. Forgotson will receive all accrued benefits through such date and the

SERP Benefits. If Mr. Forgotson terminates his employment for Good Reason or is terminated without Cause during the Retention Period, Mr. Forgotson will receive all accrued benefits through such date, the SERP Benefits, Medical Benefits and his salary through the Retention Period. If Mr. Forgotson’s employment is terminated after the Retention Period, other than by NewAlliance Bank for Cause, Mr. Forgotson will receive the SERP Benefits and, for a reduced period, the Medical Benefits.

The Forgotson Retention Agreement provides that if any payments made to Mr. Forgotson under the Forgotson Agreement or otherwise subject him to an excise tax under Section 280G of the Internal Revenue Code, NewAlliance will make a payment to him that will reimburse him fully for the amount of such excise tax, including any taxes on such payment.

Effective July 1, 1995, the Bancorp entered into an employment agreement with James P. Jakubek (the “Jakubek Employment Agreement”) pursuant to which Mr. Jakubek serves as Executive Vice President of the Bancorp. The Jakubek Employment Agreement, as amended July 15, 1998 and May 17, 2001, provides for an initial annual base salary of $125,000, which amount is subject to annual increases as determined by the Board. Mr. Jakubek is also entitled to participate in compensation and benefit plans available to executive officers of the Bancorp. The Jakubek Employment Agreement will terminate on the earlier of (i) Mr. Jakubek’s death or disability, (ii) voluntary termination by Mr. Jakubek or (iii) termination of Mr. Jakubek by the Bancorp (either for cause or otherwise). If Mr. Jakubek’s employment is terminated by the Bancorp without cause, the Bancorp would be obligated to pay him a lump sum cash payment in an amount equal to the sum of (x) his then current annual salary, plus (y) the highest bonus awarded to him at any time during the 36-month period ending with the date of termination. In addition, for twelve months following any termination of Mr. Jakubek’s employment without cause, or for 36 months following termination due to a change in control of the Bancorp, Mr. Jakubek shall be entitled to continue to participate in the Bancorp’s compensation plans and to receive all benefits as if such termination had not occurred.

If there is a change in control of the Bancorp, or if the Bancorp seeks to terminate the Jakubek Employment Agreement following a potential change in control but prior to the potential change in control being effected, he is entitled to the following: (i) an adjustment in his then current salary to give him cumulative cost of living increases for the period from the date of execution of the Jakubek Employment Agreement through the date of the change in control, and annual increases based on the Consumer Price Index (the “CPI”) on each anniversary of the change in control; (ii) a credit for years of service with the Bancorp, plus five additional years, for purposes of vesting and calculation of benefits under any benefit plan of the Bancorp or of any successor entity; (iii) eighteen months’ notice of termination of employment, during which period he would be entitled to receive, without offset for any reason, payment of his CPI adjusted salary, plus the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination; and (iv) following the 18-month period referred to in (iii) above, at his election, either a lump sum cash payment or 36 monthly periodic payments in an amount equal to the sum of three times his CPI adjusted salary, plus three times the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination.

On April 12, 2005, Mr. Jakubek entered into a Release, Consulting and Noncompetition Agreement with the Bancorp, NAL, Cornerstone Bank and NewAlliance Bank (the “Jakubek Consulting Agreement”).

Pursuant to the terms of the Jakubek Consulting Agreement, on December 30, 2005 the Bancorp or Cornerstone Bank will pay Mr. Jakubek a lump sum equal to $868,141 upon his execution of a General Release. Upon the effectiveness of the Merger, if Mr. Jakubek is employed by the Bancorp and Cornerstone Bank, Mr. Jakubek will become a consultant to NAL and NewAlliance Bank for a period of six months (the “Consulting Period”), unless the Jakubek Consulting Agreement is sooner terminated in accordance with its terms. During the Consulting Period, Mr. Jakubek will receive $16,667.67 per month. During the Consulting Period and for a period of thirty-six months thereafter, Mr. Jakubek will participate in the medical, dental, disability, life and accidental death and dismemberment policies offered by NewAlliance Bank to its employees as if Mr. Jakubek were an employee; Mr. Jakubek will receive credit for service at the Bancorp or Cornerstone Bank for purposes of determining eligibility to participate in such plans. During the Consulting Period, Mr. Jakubek will receive use of an automobile.

The Jakubek Consulting Agreement provides that Mr. Jakubek may not, for a period of eighteen months after the effectiveness of the Merger, compete in Connecticut and certain portions of New York and Rhode Island with any business carried on by NAL or NewAlliance Bank; may not solicit or induce any employee of NewAlliance Bank to leave such employment; may not solicit any customer of NewAlliance Bank to transact business with any other entity or to reduce or refrain from doing any business with NewAlliance; and may not interfere with or damage any relationship between NewAlliance and any customer.

NAL and NewAlliance Bank may terminate the Jakubek Consulting Agreement for “Cause” (as defined in the Jakubek Consulting Agreement). The Jakubek Consulting Agreement shall terminate upon Mr. Jakubek’s death.

Mr. Jakubek will receive the benefits payable to him under his Salary Continuation Agreement effective as of April 1, 2002 with Cornerstone Bank.

The Jakubek Consulting Agreement provides that if any payments made to Mr. Jakubek under the Jakubek Agreement or otherwise subject him to an excise tax under Section 280G of the Internal Revenue Code, NewAlliance will make a payment to him that will reimburse him fully for the amount of such excise tax, including any taxes on such payment.

Effective July 1, 1995, the Bancorp entered into an employment agreement with Paul H. Reader (the “Reader Employment Agreement”) pursuant to which Mr. Reader serves as Senior Vice President of the Bancorp. The Reader Employment Agreement, as amended July 15, 1998 and May 17, 2001, provides for an initial annual base salary of $100,000, which amount is subject to annual increases as determined by the Board. Mr. Reader is also entitled to participate in compensation and benefit plans available to executive officers of the Bancorp. The Reader Employment Agreement will terminate on the earlier of (i) Mr. Reader’s death or disability, (ii) voluntary termination by Mr. Reader or (iii) termination of Mr. Reader by the Bancorp (either for cause or otherwise). If Mr.

Reader’s employment is terminated by the Bancorp without cause, the Bancorp would be obligated to pay him a lump sum cash payment in an amount equal to the sum of (x) his then current annual salary, plus (y) the highest bonus awarded to him at any time during the 36-month period ending with the date of termination. In addition, for twelve months following any termination of Mr. Reader’s employment without cause, or for 36 months following termination due to a change in control of the Bancorp, Mr. Reader shall be entitled to continue to participate in the Bancorp’s compensation plans and to receive all benefits as if such termination had not occurred.

If there is a change in control of the Bancorp, or if the Bancorp seeks to terminate the Reader Employment Agreement following a potential change in control but prior to the potential change in control being effected, he is entitled to the following: (i) an adjustment in his then current salary to give him cumulative cost of living increases for the period from the date of execution of the Reader Employment Agreement through the date of the change in control, and annual increases based on the Consumer Price Index (the “CPI”) on each anniversary of the change in control; (ii) a credit for years of service with the Bancorp, plus five additional years, for purposes of vesting and calculation of benefits under any benefit plan of the Bancorp or of any successor entity; (iii) eighteen months’ notice of termination of employment, during which period he would be entitled to receive, without offset for any reason, payment of his CPI adjusted salary, plus the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination; and (iv) following the 18-month period referred to in (iii) above, at his election, either a lump sum cash payment or 36 monthly periodic payments in an amount equal to the sum of three times his CPI adjusted salary, plus three times the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination.

On April 12, 2005, Mr. Reader entered into a Release, Consulting and Noncompetition Agreement with the Bancorp, NAL, Cornerstone Bank and NewAlliance Bank (the “Reader Consulting Agreement”).

Pursuant to the terms of the Reader Consulting Agreement, on December 30, 2005 the Bancorp or Cornerstone Bank will pay Mr. Reader a lump sum equal to $722,641 upon his execution of a General Release. Upon the effectiveness of the Merger, if Mr. Reader is employed by the Bancorp and Cornerstone Bank, Mr. Reader will become a consultant to NAL and NewAlliance Bank for a period of six months (the “Consulting Period”), unless the Reader Consulting Agreement is sooner terminated in accordance with its terms. During the Consulting Period, Mr. Reader will receive $13,333.33 per month. During the Consulting Period and for a period of thirty-six months thereafter, Mr. Reader will participate in the medical, dental, disability, life and accidental death and dismemberment policies offered by NewAlliance Bank to its employees as if Mr. Reader were an employee; Mr. Reader will receive credit for service at the Bancorp or Cornerstone Bank for purposes of determining eligibility to participate in such plans. During the Consulting Period, Mr. Reader will be reimbursed for club membership dues up to $5,000 per year and receive use of an automobile.

The Reader Consulting Agreement provides that Mr. Reader may not, for a period of eighteen months after the effectiveness of the Merger, compete in Connecticut and certain portions of New

York and Rhode Island with any business carried on by NAL or NewAlliance Bank; may not solicit or induce any employee of NewAlliance Bank to leave such employment; may not solicit any customer of NewAlliance Bank to transact business with any other entity or to reduce or refrain from doing any business with NewAlliance; and may not interfere with or damage any relationship between NewAlliance and any customer.

NAL and NewAlliance Bank may terminate the Reader Consulting Agreement for “Cause” (as defined in the Reader Consulting Agreement). The Reader Consulting Agreement shall terminate upon Mr. Reader’s death.

Mr. Reader will receive the benefits payable to him under his Salary Continuation Agreement effective as of April 1, 2002 with Cornerstone Bank.

The Reader Consulting Agreement provides that if any payments made to Mr. Reader under the Reader Agreement or otherwise subject him to an excise tax under Section 280G of the Internal Revenue Code, NewAlliance will make a payment to him that will reimburse him fully for the amount of such excise tax, including any taxes on such payment.

Effective October 22, 2001, the Bancorp entered into a change of control agreement with Ernest J. Verrico (the “Verrico Agreement”) pursuant to which Mr. Verrico serves as Vice President and Chief Financial Officer of the Bancorp. If there is a change in control of the Bancorp he is entitled to the following: (i) a credit for years of service with the Bancorp, plus five additional years, for purposes of vesting and calculation of benefits under any benefit plan of the Bancorp or of any successor entity; (ii) eighteen months’ notice of termination of employment, during which period he would be entitled to receive, without offset for any reason, payment of his salary, plus the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination; and (iii) following the 18-month period referred to in (ii) above, at his election, either a lump sum cash payment or 36 monthly periodic payments in an amount equal to the sum of three times his salary, plus three times the highest bonus received by him during the period commencing with the 36th month preceding the change in control and ending with the date of termination.

On April 12, 2005, Mr. Verrico entered into a Retention Agreement with the Bancorp, Cornerstone Bank and NewAlliance Bank (the “Verrico Retention Agreement”). The Verrico Retention Agreement supersedes the Verrico Agreement.

Pursuant to the terms of the Verrico Retention Agreement, on December 30, 2005 the Bancorp or Cornerstone Bank will pay Mr. Verrico a lump sum equal to $739,087 upon his execution of a General Release. Upon the effectiveness of the Merger, Mr. Verrico will be employed by NewAlliance Bank as the First Vice President and Financial Reporting Officer for a period of six months (the “Retention Period”), unless the Verrico Retention Agreement is sooner terminated in accordance with its terms. Upon his employment by NewAlliance Bank, Mr. Verrico will receive a base salary of $143,000 per annum and will participate in the medical, dental, disability, life and accidental death and dismemberment policies offered by NewAlliance Bank to its employees. Mr. Verrico also will be eligible to participate in NewAlliance Bank’s 401(k) Plan, defined benefit pension plan and Employee Stock Ownership Plan. Mr. Verrico will not receive credit for service at the Bancorp or Cornerstone Bank for any purpose except for purposes of determining eligibility to participate in NewAlliance Bank’s defined benefit pension plan, Employee Stock Ownership Plan and health, life and disability insurance plans. During the Retention Period, Mr. Verrico will receive use of an automobile.

The Verrico Retention Agreement provides that Mr. Verrico may not, for a period of two years following the termination of his employment, solicit or induce any employee of NewAlliance Bank to leave such employment and accept employment with any financial institution in any county in which NewAlliance does business or solicit any customer of NewAlliance Bank to terminate an existing business or commercial relationship with NAL or NewAlliance Bank.

If Mr. Verrico’s employment is terminated during the Retention Period due to disability, Mr. Verrico will receive all accrued benefits through such date, the benefits payable to him under his Salary Continuation Agreement effective as of April 1, 2002 with Cornerstone Bank (the “SERP Benefits”) and continued medical, dental, accident and life insurance coverage (the “Medical Benefits”) for up to eighteen months. If Mr. Verrico’s employment is terminated during the Retention Period due to death or retirement, Mr. Verrico or his estate will receive all accrued benefits through such date and the SERP Benefits and his spouse and dependents will receive continued medical and dental accident coverage for up to eighteen months after his death. If Mr. Verrico terminates his employment for other than “Good Reason” (as defined in the Verrico retention Agreement) or is terminated for “Cause” (as defined in the Verrico Retention Agreement) during the Retention Period, Mr. Verrico will receive all accrued benefits through such date and the SERP Benefits. If Mr. Verrico terminates his employment for Good Reason or is terminated without Cause during the Retention Period, Mr. Verrico will receive all accrued benefits through such date, the SERP Benefits, Medical Benefits and his salary through the Retention Period. If Mr. Verrico’s employment is terminated after the Retention Period, other than by NewAlliance Bank for Cause, Mr. Verrico will receive the SERP Benefits and, for a reduced period, the Medical Benefits.

The Verrico Retention Agreement provides that if any payments made to Mr. Verrico under the Verrico retention Agreement or otherwise subject him to an excise tax under Section 280G of the Internal Revenue Code, NewAlliance will make a payment to him that will reimburse him fully for the amount of such excise tax, including any taxes on such payment.

For purposes of the Forgotson Employment Agreement, the Jakubek Employment Agreement, the Reader Employment Agreement and the Verrico Agreement, the definition of “Change in Control” of the Bancorp is the same as the definition of “Change of Control” in the Stock Plans. The Stock Plans provide for certain “Change Events”: (i) a reorganization, merger, or consolidation of the Bancorp in which the Bancorp is not the surviving corporation; (ii) the dissolution or liquidation of the Bancorp; (iii) a sale or lease of 50% or more, computed on the basis of book value, of the Bancorp’s consolidated assets; or (iv) a “Change of Control.” A Change of Control is deemed to have occurred if (i) any person becomes the beneficial owner of 25% or more of the total number of voting shares of the Bancorp, (ii) any person holds revocable or irrevocable proxies, as to the election or removal of directors of the Bancorp, for 25% or more of the total number of voting shares of the Bancorp, (iii) any person has entered into an agreement or received an option for the acquisition of beneficial ownership of 25% or more of the total number of voting shares of the Bancorp, whether or not the requisite approval for such acquisition has been received under the applicable laws or the respective regulations issued thereunder; or (iv) as the result of or in connection with any cash tender or exchange offer, merger, or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Bancorp before such transaction shall cease to constitute at least two-thirds of the Board of Directors of the Bancorp or any successor corporation. In the event such a Change Event occurs, any then-existing deferral periods for exercising any stock option shall be accelerated and all outstanding options will be exercisable in full on or before a date fixed by the Compensation Committee prior to the effective time of the Change Event and any then-existing vesting periods for restricted stock shall be accelerated and all outstanding awards of restricted stock shall become fully vested prior to the effective time of the Change Event. The Merger will result in a Change of Control.

Effective April 1, 2002, the Bank entered into Salary Continuation Agreements with Messrs. Forgotson, Jakubek, Reader, and Verrico to encourage these executives to remain employees of the Bank. Normal retirement benefits are set forth in each Salary Continuation Agreement and will be paid to these executives upon termination of their employment on or after the normal retirement age (age 65) for reasons other than death or termination for cause and will be paid from the general assets of the Bank. The Bank will pay the annual benefit to the executive in 12 equal monthly installments commencing with the month following the executive’s normal retirement date and pay the annual benefit for a period of 15 years. Commencing on the first anniversary of the first benefit payment, and continuing on each subsequent anniversary, the Bank’s Board of Directors, at its sole discretion, may increase the benefit. The amount of the normal annual benefit of the executive and normal retirement date for each Bancorp executive is as follows: Merrill J. Forgotson $100,700, December 2007; James P. Jakubek $96,800, September 2014; Paul H. Reader $113,200, May 2023; and Ernest J. Verrico $108,900, May 2020. The Bank’s Board of Directors, in its sole discretion, may increase the amount of the annual benefit. In the event of voluntary early termination, the benefit will be determined by each employee’s vesting schedule and will be paid to the executive at normal retirement age. As of December 31, 2004, Messrs. Jakubek and Reader are fully vested and Messrs. Forgotson and Verrico become fully vested in 2005 and 2010, respectively. In the event of involuntary early termination, the benefit will be the normal retirement benefit and will be paid to the executive at normal retirement age. In the event of disability, the benefit will be determined by each employee’s vesting schedule and will be paid to the executive at normal retirement age. In the event of death during active employment, the benefit will be the normal retirement benefit and paid to the employee’s beneficiary in either 12 equal monthly installments commencing the month following the executive’s death and will be paid for a period of 15 years or the executive’s beneficiary may petition the Bank to pay the present value of the death benefit in a lump sum. In the event of death during the payment of the benefit, the Bank will pay the remaining benefits to the executive’s beneficiary at the same time and in the same amounts they would have been paid to the executive had the executive survived. In the event of the executive’s death after termination of employment but before payment of the benefit, the Bank will pay the same benefit payments to the executive’s beneficiary that the executive was entitled to prior to death except that the benefit payments will commence on the first day of the month following the date of the executive’s death. In the event that the executive was terminated for cause, the Bank will not pay any benefit under the agreement. The Bank will not pay any benefit if the executive commits suicide within three years after the date of the agreement. The Bank will not pay any benefits if the executive, within 18 months after termination of employment and without the prior written consent of the Bank, engages in any enterprise which is competitive with any business carried on by the Bank. This will not apply following an involuntary early termination. The executive and beneficiary are general unsecured creditors of the Bank for the payment of benefits under the Salary Continuation Agreements. The benefits represent the mere unsecured promise by the Bank to pay such benefits.

The Bank has recognized certain officers who have performed services for the Bank. In recognition of these services, the Bank acquired life insurance pursuant to Split Dollar arrangements on certain selected officers including Messrs. Jakubek, and Reader for which the Bank pays the entire amount of each premium. The Bank’s interest in the policies is the aggregate of the premiums paid by the Bank. The Bank is designated the named fiduciary under the Split Dollar plan and controls and manages the operation of the plan. The Split Dollar plan is evidenced by an agreement between the officer and the Bank and the agreement will automatically terminate on the termination of the employment of the officer, the bankruptcy of the Bank or the surrender or lapse of the policy. The officer, for the thirty (30) days immediately following the date on which any such termination occurs, has the right to purchase the policy by paying the Bank an amount equal to the Bank’s interest in the policy.

When Mr. Forgotson joined the Bank in November, 2000, the Bank assumed the Split Dollar payment obligations and collateral lien positions previously held by his former employer. The collateral assignment provided the Bank with a lien on the death benefit and cash surrender value of the policies only to the extent of and to secure the repayment of the Bank’s payments (without interest) thereon. The assumption of the Split Dollar policies and all other payments were collateralized by a lien on the subject policies and repayable at the earlier of Mr. Forgotson’s death, January 1, 2010, the date the policies were terminated or when Mr. Forgotson left the employment of the Bank.

In January 2003, the Bank at Mr. Forgotson’s request, and in recognition of the implications of changes in the law effecting such arrangement, made the payments which were then due under the Policies. As has been the case in recent years, Mr. Forgotson then paid the Bank the amount of the economic value of the term component of the insurance. The Bank has determined that the appropriate methodology for Mr. Forgotson to retain this perquisite, is to treat the Bank’s payment on his behalf as additional compensation to Mr. Forgotson. Implicit in this decision is the fact that without any other payment to Mr. Forgotson, he would have substantial additional tax liabilities on the additional compensation. The Bank negotiated this matter with Mr. Forgotson. As a result thereof, it was agreed that the Bank would partially “gross-up” such additional compensation to Mr. Forgotson for 2003 and the four subsequent years. Likewise, the Bank agreed to modify Mr. Forgotson’s Employment Contract and Split Dollar Insurance Agreement accordingly. The additional compensation received by Mr. Forgotson as a result hereof would be considered as a part of his total compensation with respect to any annual review of merit increases and/or bonuses.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders

The following table sets forth, as of March 31, 2005, certain information known to the Bancorp regarding the beneficial ownership of the Common Stock as of such date by each person known by the Bancorp to own beneficially more than five percent of the outstanding Common Stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Melvin L. Maisel 36 Birchwood Dr. Greenwich, CT 06831	97,725	(a)	7.6%

Paul H. Reader 181 Carter St. New Canaan, CT 06840	82,299	(b)	6.5%

Stuart Weitzman 169 Taconic Road Greenwich, CT 06831	95,940	(c)	7.5%

Wellington Management Company, LLP 75 State St. Boston, MA 02109	75,900	(d)	6.0%

(a)	Mr. Maisel is deceased as of March 6, 2005.

(b)	Information with respect to Mr. Reader’s beneficial ownership is described below in “Security Ownership of Management.”

(c)	The shares shown as beneficially owned by Mr. Weitzman were those reported as beneficially owned by him as of December 31, 2004 in his Schedule 13G filed February 14, 2005 with the SEC. Such Schedule 13G indicated that Mr. Weitzman has sole voting and dispositive power with respect to all shares reported as beneficially owned.

(d)	The shares shown as beneficially owned by Wellington Management Company, LLC (“WMC”), were those reported as beneficially owned by them as of December 31, 2004 in a Schedule 13G (under Rule 13d-102) filed February 14, 2005 with the SEC. Such Schedule 13G indicated that WMC in its capacity as investment advisor may be deemed to beneficially own 75,900 shares of Cornerstone Bancorp which are held of record by clients of WMC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities.

Security Ownership of Management

The following table sets forth, as of March 31, 2005, certain information known to the Bancorp regarding the beneficial ownership of the Common Stock as of such date by (i) each director of the Bancorp, (ii) the executive officers of the Bancorp named in the Summary Compensation Table and (iii) all directors and executive officers of the Bancorp as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Joseph S. Field, Jr.	43,671	(a)	3.4%
Merrill J. Forgotson	47,529	(b)	3.7%
J. James Gordon	3,769	(c)	*
James P. Jakubek	37,262	(d)	2.9%
Stanley A. Levine	10,252	(e)	*
Joseph A. Maida	14,763	(f)	1.2%
Leonard Miller	775	(g)	*
Ronald C. Miller	41,333	(h)	3.2%
Courtney A. Nelthropp	5,998	(i)	*
Martin Prince	50,106	(j)	3.9%
Paul H. Reader	82,299	(k)	6.2%
Donald Sappern	6,303	(l)	*
Ernest J. Verrico	7,800	(m)	*
Joseph D. Waxberg	8,303	(n)	*
All directors and executive officers as a Group (15 persons)	363,116	(o)	25.4%

*	Less than 1% of the outstanding Common Stock.

(a)	Includes 39,305 shares owned by Mr. Field in an individual retirement account, 728 shares owned by Mr. Field’s spouse in an individual retirement account, 3,113 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(b)	Includes 3,205 shares owned by Mr. Forgotson’s spouse, 60 shares owned by Mr. Forgotson’s minor child, 10,364 shares owned by a trust in which Mr. Forgotson’s wife and Paul H. Reader are trustee, 26,200 shares that may be acquired within 60 days upon exercise of stock options and 7,700 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(c)	Includes 1,078 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(d)	Includes 1,452 shares owned by Mr. Jakubek as custodian for his minor children, 26,695 shares that may be acquired within 60 days upon exercise of stock options and 7,500 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(e)	Includes 4,497 shares owned by Mr. Levine’s spouse, 5,230 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(f)	Includes 3,104 shares owned by Mr. Maida’s minor children, 110 shares owned by Mr. Maida in an individual retirement account, 5,230 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(g)	Includes 275 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(h)	Includes 10,021 shares owned jointly with Mr. Miller’s spouse, 3,497 shares owned by Mr. Miller’s spouse in a retirement plan, 19,477 shares owned by Mr. Miller in an individual retirement account, 5,230 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(i)	Includes 2,360 shares owned jointly with Mr. Nelthropp’s spouse, 3,113 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(j)	Includes 16,637 shares owned by a corporate pension plan in which Mr. Prince and his spouse participate and for which they are both trustees, 30,088 shares owned jointly by Mr. Prince and his spouse, 2,205 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(k)	Includes 1,210 shares owned jointly with Mr. Reader’s spouse, 883 shares owned by Mr. Reader’s minor children, 10,364 shares owned by a trust in which Mr. Forgotson’s wife and Paul H. Reader are trustee, 61,180 shares that may be acquired within 60 days upon exercise of stock options and 6,650 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(l)	Includes 3,680 shares owned by Mr. Sappern in an individual retirement account, 319 shares owned by Mr. Sappern’s spouse in an individual retirement account, 451 shares owned by a corporation that is 100% owned by Mr. Sappern, 1,325 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(m)	Includes 2,600 shares that may be acquired within 60 days upon exercise of stock options and 5,200 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(n)	Includes 2,205 shares that may be acquired within 60 days upon exercise of stock options and 525 shares of restricted stock that vest pursuant to the provisions of the 2001 Restricted Stock Plan.

(o)	Includes 157,504 shares that may be acquired within 60 days upon exercise of stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Bancorp’s directors, executive officers and persons who beneficially own more than 10% of the Common Stock to file certain reports with the SEC during and for the year ended December 31, 2004 concerning their beneficial ownership of the Common Stock. Based solely upon the Bancorp’s review of the copies of such reports received by it, and on written representations by certain reporting persons, the Bancorp believes that during the year ended December 31, 2004 all such reports were filed on a timely basis with the exception of the following: one late Form 4 for each of the non-employee directors regarding a grant of restricted stock.

Item 12.	Certain Relationships and Related Transactions

As of December 31, 2004, loans to directors, principal officers and their associates and affiliated businesses totaled $1,973,000, or approximately 9% of the Bancorp’s equity capital accounts. All loans made by the Bank to such persons were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons. Such loans do not involve more than the normal risk of collectability or present other unfavorable features.

Item 13.	Exhibits List and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated as of August 19, 1998 between Cornerstone Bank and Cornerstone Bancorp, Inc. (Exhibit 2.1 to Form 8-K12G3 dated March 1, 1999, File No. 0-25465 (“Form 8-K12G3”)) (1)

3.1	Certificate of Incorporation of Cornerstone Bancorp, Inc. (Exhibit 4.1 to Form 8-K12G3) (1)

3.2	Bylaws of Cornerstone Bancorp, Inc. (Exhibit 4.2 to Form 8-K12G3) (1)

4.1	Form of Specimen Common Stock Certificate of Cornerstone Bancorp, Inc. (Exhibit 4.3 to Form 8-K12G3) (1)

10.1	Lease agreement dated as of January 19, 1989 between First National Bank of Stamford and Joseph F. Calve Family Trust. (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC) (1)

10.2	Lease agreement dated as of May 16, 1995 between Cornerstone Bank and Mill Pond Company. (Exhibit 3(ii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1994 filed with the FDIC) (1)

10.3	Lease agreement dated as of November 29, 1996 between Cornerstone Bank and John P. Rossi. (Exhibit 3(vii) to Cornerstone Bank’s Form F-2 for the year ended December 31, 1996 filed with the FDIC) (1)

10.4	Lease agreement dated as of December 22, 1998 between Cornerstone Bank and Ralph Sandolo. (Exhibit 10.4 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.5	Cornerstone Bancorp, Inc. 1986 Incentive and Non-Qualified Stock Option Plan. (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-73129) (“Form S-8”) (1)

10.6	Cornerstone Bancorp, Inc. 1996 Stock Plan. (Exhibit 99.1 to Registration statement on Form S-8 Registration No. 333-67298) (1)

10.7	Cornerstone Bancorp, Inc. Director Compensation Plan. (Exhibit 99.3 to Form S-8) (1)

10.7.1	Cornerstone Bancorp, Inc. 2001 Restricted Stock Plan. (Exhibit 99.1 to Registration Statement on Form S-8 Registration No. 333-67302) (1)

10.8	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader. (Exhibit 10.8 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.9	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and James P. Jakubek. (Exhibit 10.9 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1998) (1)

10.10	Employment agreement dated as of November 27, 2000 between Cornerstone Bancorp, Inc. and Merrill J. Forgotson. (Exhibit 10.10 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.11	Employment agreement dated as of May 17, 2001 between Cornerstone Bank and Paul H. Reader. (Exhibit 10.11 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.12	Lease agreement dated as of June 28, 1994 between Cornerstone Bank and Samuel Lotstein Realty. (Exhibit 2 to Cornerstone Bank’s Registration Statement on Form F-1 filed with the FDIC and amendment to original lease agreement dated November 24, 1999) (1)

10.13	Lease agreement dated as of November 24, 1999 amending original lease agreement dated as of June 28, 1994 between Cornerstone Bank and the Samuel Lotstein Realty Company. (Exhibit 11.0 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 1999) (1)

10.14	Lease agreement dated as of February 28, 2001 between Cornerstone Bancorp, Inc/Cornerstone Bank and Fyber Properties 128 LLC. (Exhibit 10.14 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.15	Lease agreement dated as of June 6, 2001 between Cornerstone Bancorp, Inc. and Gesa B. Vogt. (Exhibit 10.15 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

10.16	Change in control agreement dated as of October 22, 2001 between Cornerstone Bank and Ernest J. Verrico. (Exhibit 10.16 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.17	Lease agreement dated as of June 4, 2002 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC. (Exhibit 10.17 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.18	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Merrill J. Forgotson. (Exhibit 10.18 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.19	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Paul H. Reader. (Exhibit 10.19 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.20	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and James P. Jakubek. (Exhibit 10.20 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.21	Salary continuation agreement dated as of April 1, 2002 between Cornerstone Bank and Ernest J. Verrico. (Exhibit 10.21 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2002) (1)

10.22	Board vote January 8, 2004 amending the employment agreement dated as of May 17, 2001 between Cornerstone Bank and Norman H. Reader. (Exhibit 10.22 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2003) (1)

10.23	First amendment to lease agreement dated as of May 26, 2004 between Cornerstone Business Credit, Inc/Cornerstone Bank and Chapel and State, LLC. (Exhibit 10.23 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (1)

10.24	Retention Agreement dated as of April 12, 2005 by and between Cornerstone Bancorp, Inc., Cornerstone Bank, NewAlliance Bank and Merrill J. Forgotson. (Exhibit 10.1 to Cornerstone Bancorp, Inc.’s Form 8-K filed April 19, 2005) (1)

10.25	Retention Agreement dated as of April 12, 2005 by and between Cornerstone Bancorp, Inc., Cornerstone Bank, NewAlliance Bank and Ernest J. Verrico. (Exhibit 10.2 to Cornerstone Bancorp, Inc.’s Form 8-K filed April 19, 2005) (1)

10.26	Release, Consulting and Noncompetition Agreement dated as of April 12, 2005 by and between NewAlliance Bancshares, Inc., NewAlliance Bank, Cornerstone Bancorp, Inc., Cornerstone Bank and James P. Jakubek. (Exhibit 10.6 to Cornerstone Bancorp, Inc.’s Form 8-K filed April 19, 2005) (1)

10.27	Release, Consulting and Noncompetition Agreement dated as of April 12, 2005 by and between NewAlliance Bancshares, Inc., NewAlliance Bank, Cornerstone Bancorp, Inc., Cornerstone Bank and Paul H. Reader. (Exhibit 10.7 to Cornerstone Bancorp, Inc.’s Form 8-K filed April 19, 2005) (1)

21.1	Subsidiaries of Cornerstone Bancorp, Inc. (Exhibit 21.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2001) (1)

23.1	Consent of KPMG LLP. (Exhibit 23.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (Exhibit 31.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification. (Exhibit 31.2 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (1)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.1 to Cornerstone Bancorp, Inc.’s Form 10-KSB for the year ended December 31, 2004) (1)

(1)	Incorporated by reference from referenced filing.

(2)	Filed herewith.

Item 14.	Principal Accountant Fees and Services

KPMG LLP served as the Bancorp’s independent registered public accounting firm for the fiscal year ended December 31, 2004 and has reported on the Bancorp’s consolidated financial statements for such year. Fees billed by KPMG LLP to the Bancorp were as follows:

Audit Fees

Fees of $172,800 were billed by KPMG LLP for the audit of the Bancorp’s annual consolidated financial statements for the year ended December 31, 2004 and for the review of interim consolidated financial statements included in Form 10-QSB filings made during the year. The comparable amount for the year ended December 31, 2003 was $123,025.

Audit Related Fees

There were no audit related fees billed by KPMG LLP in 2004 and 2003.

Tax Fees

Fees of $19,500 were billed by KPMG LLP for tax services rendered to the Bancorp during the year ended December 31, 2004. The comparable amount for the year ended December 31, 2003 was $17,800. Tax services principally consist of preparation of corporate income tax returns.

All Other Fees

There were no fees billed by KPMG LLP for services rendered to the Bancorp in 2004, other than those included in the three categories listed above

The Audit Committee Charter provides that all non-audit services not described in the engagement letter be pre-approved by the Audit Committee unless such pre-approval is not required by the de minimus exception in the rules of the SEC. The Audit Committee may delegate such pre-approval to one or more designated members of the Audit Committee, but has not done so to date. The tax fees paid in 2004 were described in the engagement letter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: May 2, 2005	/s/ Merrill J. Forgotson
Merrill J. Forgotson President and Chief Executive Officer

Date: May 2, 2005	/s/ Ernest J. Verrico
Ernest J. Verrico Vice President and Chief Financial Officer

**************

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrill J. Forgotson Merrill J. Forgotson	Director, President and Chief Executive Officer	May 2, 2005

/s/ James P. Jakubek James P. Jakubek	Director, Executive Vice President	May 2, 2005

/s/ Paul H. Reader Paul H. Reader	Director, Senior Vice President	May 2, 2005

/s/ Ernest J. Verrico, Sr. Ernest J. Verrico	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2005

/s/ Joseph Field Joseph Field	Director	May 2, 2005

Signature	Title	Date

/s/ J. James Gordon J. James Gordon	Director	May 2, 2005

/s/ Stanley A. Levine Stanley A. Levine	Director	May 2, 2005

/s/ Joseph A. Maida Joseph A. Maida	Director	May 2, 2005

/s/ Leonard Miller Leonard Miller	Director	May 2, 2005

/s/ Ronald C. Miller Ronald C. Miller	Director	May 2, 2005

/s/ Courtney A. Nelthropp Courtney A. Nelthropp	Director	May 2, 2005

/s/ Martin Prince Martin Prince	Director	May 2, 2005

/s/ Donald Sappern Donald Sappern	Director	May 2, 2005

/s/ Joseph D. Waxberg, M.D. Joseph D. Waxberg, M.D.	Director	May 2, 2005