Form 10QSB
period 2005-03-31
CORNERSTONE BANCORP INC
filed 2005-05-16
CIK 1079385

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of April 30, 2005 was 1,291,688.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I – Financial Information

PAGE
Item 1. Financial Statements

Consolidated Statements of Condition March 31, 2005 (unaudited) and December 31, 2004	1

Consolidated Statements of Income Three Months Ended March 31, 2005 and 2004 (unaudited)	2

Consolidated Statements of Stockholders’ Equity Three Months Ended March 31, 2005 and 2004 (unaudited)	3

Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5 – 8

Item 2. Management’s Discussion and Analysis or Plan of Operation	8 – 17

Item 3. Controls and Procedures	17 – 18

PART II – Other Information

Item 1. Legal Proceedings	None

Item 2. Changes in Securities and Use of Proceeds	None

Item 3. Defaults upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits	18

Signatures	19

PART 1 - Financial Information

Item 1. Financial Statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Cash and cash equivalents:
Cash and due from banks	$9,828	$8,205
Federal funds sold	25,200	9,200

Total cash and cash equivalents	35,028	17,405

Securities, including collateral of $8,405 in 2005 and $9,991 in 2004 for borrowings under securities repurchase agreements:
Available for sale, at fair value	1,887	2,962
Held to maturity, at amortized cost (fair value of $46,123 in 2005 and $47,697 in 2004)	46,666	47,872

Total securities	48,553	50,834

Loans held for sale	1,403	1,994
Loans, net of allowance for loan losses of $2,239 at March 31, 2005 and $2,216 at December 31, 2004	136,354	130,617
Accrued interest receivable	1,180	996
Federal Home Loan Bank stock, at cost	667	613
Premises and equipment	3,119	3,207
Bank-owned life insurance	4,908	4,858
Deferred income taxes	949	990
Other assets	628	288

Total assets	$232,789	$211,802

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$42,272	$42,225
Money market demand and NOW	50,945	39,561
Regular, club and preferred rate savings	37,848	42,202
Time	62,161	53,139

Total deposits	193,226	177,127
Borrowings under securities repurchase agreements	8,762	10,060
Borrowings from Federal Home Loan Bank	5,000	—
Accrued interest payable	92	75
Other liabilities	2,413	1,908

Total liabilities	209,493	189,170

Stockholders’ equity
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,313,819 shares in 2005 and 1,301,348 shares in 2004; outstanding 1,272,433 shares in 2005 and 1,259,962 shares in 2004	13	13
Additional paid-in capital	14,999	14,673
Retained earnings	9,345	9,117
Treasury stock, at cost (41,386 shares in 2005 and 41,386 shares in 2004)	(433)	(433)
Unearned restricted stock awards	(619)	(728)
Accumulated other comprehensive loss, net of taxes	(9)	(10)

Total stockholders’ equity	23,296	22,632

Total liabilities and stockholders’ equity	$232,789	$211,802

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$2,553	$2,338
Securities	411	318
Federal funds sold	53	97

Total interest income	3,017	2,753

Interest expense:
Deposits	532	633
Borrowings	65	14

Total interest expense	597	647

Net interest income	2,420	2,106
Provision for (recovery of) loan losses	54	(511)

Net interest income after provision for loan losses	2,366	2,617

Non-interest income:
Gain on sale of loans and loan servicing, net	7	199
Deposit service charges	103	99
Bank-owned life insurance	41	41
Other	159	644

Total non-interest income	310	983

Non-interest expense:
Salaries and employee benefits	1,197	1,350
Occupancy	202	189
Furniture and equipment	111	113
Data processing	129	133
Professional fees	125	95
Advertising and promotion	49	45
Other	249	240

Total non-interest expense	2,062	2,165

Income before income tax expense	614	1,435
Income tax expense	242	380

Net income	$372	$1,055

Earnings per common share (Note B):
Basic	$0.30	$0.87
Diluted	0.28	0.82

Weighted average common shares (Note B):
Basic	$1,226,645	$1,206,666
Diluted	1,309,533	1,281,380

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In thousands, except per share data)

(undaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487
Comprehensive income:
Net income	—	—	1,055	—	—	—	1,055
Other comprehensive income (note D)	—	—	—	—	—	14	14
Total comprehensive income							1,069
Cash dividends declared ($0.3375 per share)	—	—	(140)	—	—	—	(140)
Shares issued in connection with:
Restricted stock awards	—	75	—	80	(155)	—	—
Dividend Reinvestment Plan	—	28	—	—	—	—	28

Balances at March 31, 2004	13	14,401	8,168	(465)	(713)	40	21,444

Balances at January 1, 2005	$13	$14,673	$9,117	$(433)	$(728)	$(10)	$22,632
Comprehensive income:
Net income	—		372	—	—	—	372
Other comprehensive income (note D)	—	—	—	—	—	1	1
Total comprehensive income							373
Cash dividends declared ($0.1125 per share)	—	—	(144)	—	—	—	(144)
Shares issued in connection with:
Restricted stock awards	—	142	—	—	109	—	251
Stock option exercises	—	156	—	—	—	—	156
Dividend Reinvestment Plan	—	28	—	—	—	—	28

Balances at March 31, 2005	13	14,999	9,345	(433)	(619)	(9)	23,296

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In thousands)

(unaudited)

	2005	2004
Operating activities:
Net income	$372	$1,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102	136
Provision for loan losses	54	(511)
Originations of loans held for sale	(1,747)	(4,487)
Proceeds from sales of loans held for sale	2,494	3,089
(Increase) decrease in accrued interest receivable	(184)	4
Increase in other assets	(340)	(171)
Increase (decrease) in accrued interest payable	17	(18)
Increase in other liabilities	505	479
Income on bank-owned life insurance	(41)	(41)
Other adjustments, net	99	199

Net cash provided by (used in) operating activities	1,331	(266)

Investing activities:
Proceeds from maturities and calls of securities available for sale	1,069	2,100
Proceeds from maturities and calls of securities held to maturity	1,209	2,831
Purchases of securities available for sale	—	—
Purchases of securities held to maturity	—	(10,036)
Net loan originations, other than loans held for sale	(5,754)	(5,805)
(Purchases) redemption of bank-owned life insurance	(9)	703
Purchases of Federal Home Loan Bank stock	(54)	—
Purchases of premises and equipment	(12)	(10)

Net cash used in investing activities	(3,551)	(10,217)

Financing activities:
Net increase (decrease) in deposits	16,099	(9,933)
Net (decrease) increase in borrowings under securities repurchase agreements	(1,298)	753
Net increase in borrowings from the Federal Home Loan Bank	5,000	—
Dividends paid on common stock	(142)	(140)
Proceeds from issuance of common stock	184	28

Net cash provided by (used in) financing activities	19,843	(9,292)

Net increase (decrease) in cash and cash equivalents	17,623	(19,775)

Cash and cash equivalents at beginning of year	17,405	62,829

Cash and cash equivalents at end of year	$35,028	$43,054

Supplemental information:
Interest payments	$580	$665
Income tax payments	125	240
Increase in liability for securities purchased, not yet settled	—	3,000

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”), and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2004. The interim results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at the dates and for the periods presented. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates as a result of changing conditions and future events. An estimate that is particularly critical and susceptible to significant near-term change is the allowance for loan losses.

Prior period amounts are reclassified, whenever necessary, to conform to the current period presentation.

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three-month periods ended March 31, 2005 and 2004, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic and diluted EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Net income, as reported	$372	$1,055
Add restriced stock expense included in reported net income, net of related tax effects	24	26

Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(24)	(63)

Pro forma net income	372	1,018

Basic earnings per common share:
As reported	$0.30	$0.87
Pro forma	0.30	0.84

Diluted earnings per common share:
As reported	$0.28	$0.82
Pro forma	0.28	0.79

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive income (loss) reported in the statements of stockholders’ equity for the three months ended March 31, 2005 and 2004 represents the change during those periods in the after-tax net unrealized gain (loss) on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,216 at both March 31, 2005 and December 31, 2004. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2004. The Company’s recognized liability for performance standby letters of credit was insignificant at March 31, 2005.

NOTE F – RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123, Share-Based Payment (SFAS 123R), in December 2004, which requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The SFAS 123R requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The SFAS 123R generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued. The SFAS 123R is effective, for the Company, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not applied SFAS No. 123 as of March 31, 2005.

In December 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (VIE). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer, as defined in applicable Securities and Exchange Commission (SEC) regulations, the Company was required to apply FIN 46R to VIEs no later than the end of the first reporting period ending after December 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently holds no interests in VIEs and, accordingly, FIN 46R does not have a significant effect on its consolidated financial statements.

NOTE G – SUBSEQUENT EVENTS

On April 12, 2005, Cornerstone Bancorp, Inc. entered into an Agreement and Plan of Merger dated as of April 12, 2005 (the “Merger Agreement”) by and among CBI, New Alliance Bancshares, Inc. (“NAL”) and their wholly-owned subsidiaries, Cornerstone Bank and New Alliance Bank. Subject to the terms of the Merger Agreement, Cornerstone Bancorp, Inc., will merge with and into NAL (the “Merger”) and immediately thereafter, Cornerstone Bank will merge with and into New Alliance Bank.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

FINANCIAL CONDITION

General

Total assets increased to $232,789 at March 31, 2005 from $211,802 at December 31, 2004, an increase of $20,987 (or 10%). The increase in assets primarily relates to an increase in total cash and cash equivalents as well as net loans. This was partially offset by a decrease in total securities. The increase in cash and cash equivalents of $17,623 was primarily attributable to an increase in deposits of $16,099 and borrowings of $5,000 from the Federal Home Loan Bank. This was partially offset by net loan originations of $5,754.

Loans

The loan portfolio (excluding loans held for sale) increased to $138,593 at March 31, 2005 from $132,833 at December 31, 2004, an increase of $5,760 (or 4%). The increase in total loans primarily resulted from an increase in construction loans as well as in non-residential, commercial and consumer and other loans. The increase was partially offset by a decrease in residential loans. The increase in construction loans primarily reflects new loan originations and customer advances and the increase in non-residential, commercial, and consumer and other loans were primarily due to the origination of new loans during the period ended March 31, 2005. The decrease in residential loans was primarily due to payoff activity exceeding new loan originations for the period ended March 31, 2005. Major classifications of loans at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$37,752	$39,489	$(1,737)	(4)%
Non-residential	58,224	56,606	1,618	3
Construction	26,659	21,733	4,926	23
Commercial loans	14,335	13,536	799	6
Consumer and Other Loans	1,738	1,621	117	7

Total Loans	138,708	132,985	5,723	4
Allowance for loan losses	(2,239)	(2,216)	(23)	(1)
Deferred loan fees, net	(115)	(152)	37	24

Total loans, net	$136,354	$130,617	$5,737	4%

Small Business Administration (“SBA”) loans held for sale at March 31, 2005 and December 31, 2004 were $1,403 and $1,994, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at March 31, 2005 and December 31, 2004. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	March 31, 2005	December 31, 2004
Loans on non-accrual status:
Loans secured by real estate	$166	$167
Commercial loans	79	87
Consumer and other loans	20	30

	265	284

Loans on accrual status:
Loans secured by real estate	322	321
Commercial loans	11	—
Consumer and other loans	2	8

	335	329

Total loans past due 90 days or more	600	613

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	144	173
Commercial loans	113	124
Consumer and other loans	—	5

	257	302

Total non-performing loans	$857	$915

Ratio of total non-performing loans to total loans outstanding	0.62%	0.69%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$2,216	$2,387
Provision for loan losses	54	(511)
Loan charge-offs	(31)	(5)
Recoveries	—	468

Balance at end of period	$2,239	$2,339

During the quarter ended March 31, 2004, the Bank recovered $690, of which $460 was a recovery of previously charged-off principal on loans to one borrower, and $216 was a recovery of interest that was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.61% and 261% respectively, at March 31, 2005, compared to 1.66% and 242%, respectively, at December 31, 2004.

Securities

Total securities decreased to $48,553 at March 31, 2005 from $50,834 at December 31, 2004, a decrease of $2,281 (or 4%). The decrease in the securities portfolio was primarily due to maturities in the available for sale and held to maturity portfolios during the period ended March 31, 2005.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$1,003	$1,000	$2,007	$2,004
Mortgage-backed securities	899	887	970	958

	$1,902	$1,887	$2,977	$2,962

Held to maturity
U.S. Agency securities	$39,693	$39,214	$40,688	$40,476
Mortgage-backed securities	3,905	3,908	4,117	4,143
Municipal bonds	2,993	2,926	2,992	3,003
Other	75	75	75	75

	$46,666	$46,123	$47,872	$47,697

Total	$48,568	$48,010	$50,849	$50,659

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	March 31, 2005	December 31, 2004	Dollar Change	Percent Change
Demand (non-interest bearing)	$42,272	$42,225	$47	—%
Money market demand and NOW	50,945	39,561	11,384	29
Regular, club and money market savings	37,848	42,202	(4,354)	(10)
Time	62,161	53,139	9,022	17

Total deposits	$193,226	$177,127	$16,099	9%

The increase in deposits was primarily related to the increase of approximately $11,384 (or 29%) in money market demand and NOW accounts and an increase of $9,022 (or 17%) in time deposits. This was partially offset by a decrease in regular, club and preferred rate savings of $4,354 (or 10%). The increase in NOW accounts was primarily attributable to the receipt of three wires on March 31, 2005 totaling $8,400. Substantially all of the funds received on March 31, 2005 were wired out on the following day. The remaining increase in money market demand and NOW accounts was related to activity for one customer’s account. The decrease in regular, club and money market savings was due to a decline in customer balances. The increase in time deposits was primarily attributable to increases of $5,349 in 12-17 month certificates, $2,205 in 36-47 month time deposits, $1,811 in 18-23 month time deposits and $1,608 in 24-30 month time deposits. This was partially offset by decreases of $843 in 181-364 day time deposits, $598 in 91-180 day time deposits and $441 in 48-59 month time deposits. Certificates of deposit in denominations of $100 or more were $15,452 at March 31, 2005 as compared to $12,741 at December 31, 2004, an increase of $2,711 (or 21%).

Liquidity and Capital Resources

At March 31, 2005, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $55,583. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at March 31, 2005 was 27.70%, compared to 20.04% at December 31, 2004. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at March 31, 2005 was 39.99%, compared to 33.38% at December 31, 2004. The increase in primary and secondary liquidity ratios in 2005 is primarily related to the increase in cash and cash equivalents at March 31, 2005 as compared to December 31, 2004. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $1,331 for the three months ended March 31, 2005 as compared to $266 used in operating activities for the three months ended March 31, 2004, primarily due to a decline in cash used for the origination of mortgage loans and SBA loans held-for-sale. This was partially offset by a decline in net income for the first three months of 2005 compared to the same period last year. Compared to the first three months of 2004, cash used in investing activities increased $6,666 primarily due to fewer purchases in the held-to-maturity investment portfolio in the first three months of 2005. The increase in net cash provided by financing activities of $29,135 for the three months ended March 31, 2005 primarily resulted from an increase in cash provided by customers’ deposits and to a lesser extent, borrowings from the Federal Home Loan Bank of Boston. Cash and cash equivalents increased $17,623 for the three months ended March 31, 2005 compared to a decrease of $19,775 for the three months ended March 31, 2004.

At March 31, 2005, the Company had outstanding loan commitments under unused lines of credit of $20,387 and outstanding letters of credit of $1,216.

At March 31, 2005 and December 31, 2004, the Company’s consolidated leverage capital ratio was 10.9% and 10.2%, respectively. At March 31, 2005 and December 31, 2004, the Company’s consolidated Tier 1 risk-based capital ratio was 14% and 14.2%, respectively. The Company’s consolidated total risk-based capital ratio at March 31, 2005 and December 31, 2004 was 15.3% and 15.5%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

RESULTS OF OPERATIONS

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income on earning assets, such as loans and securities, and the interest expense paid on deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Non-interest income includes banking service fees and charges, income on bank-owned life insurance, and gains and losses on sales of securities available for sale and loans held for sale. The Company’s non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing expenses and professional fees. Results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

Comparative Analysis of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

Net Income.    Net income was $372 for the three months ended March 31, 2005 compared to $1,055 for the three months ended March 31, 2004, a decrease of $683 (or 65%). Diluted earnings per common share were $0.28 and 0.82 for the three months ended March 31, 2005 and 2004, respectively, based on weighted average common shares of 1,309,533 and 1,281,380, respectively. The annualized return on average common stockholders’ equity was 6.57% and 20.43% for the three months ended March 31, 2005 and 2004, respectively. The annualized return on average assets was 0.71% for the three months ended March 31, 2005 and 1.97% for the three months ended March 31, 2004.

The lower net income for the three months ended March 31, 2005 was primarily due to a one -time recovery of $460 on a previously charged off loan during the three-month period ended March 31, 2004, as well as $495 in one time life insurance proceeds received during the three-month period ended March 31, 2004. This was partially offset by the increases in income from loans and investments.

Net Interest Income.    Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,420 for the three months ended March 31, 2005, an increase of $314 (or 15%) from the $2,106 reported for the three months ended March 31, 2004. The average yield on interest-earning assets increased 52 basis points for the quarter ended March 31, 2005 compared to March 31, 2004, while the average rate paid on interest-bearing liabilities decreased 7 basis points. The higher net interest income for the three months ended March 31, 2005 was primarily due to the growth in the loan portfolio. Total interest income increased as earning assets were shifted into higher yielding loans and investment securities and out of lower yielding federal funds during 2004. These changes resulted in a 62 basis point increase in the net interest margin to 4.88% for the quarter ended March 31, 2005 compared to 4.26% for the quarter ended March 31, 2004.

Interest Income.    Average earning assets for the three months ended March 31, 2005 were $200,993 compared to $199,521 for the three months ended March 31, 2004, an increase of $1,472 (or 1%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $3,017 for the three months ended March 31, 2005 compared to $2,753 for the three months ended March 31, 2004, representing an increase of $264 (or 10%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,553 for the three months ended March 31, 2005 compared to $2,338 for the three months ended March 31, 2004, an increase of $215 (or 9%). Average loans outstanding in the three months ended March 31, 2005 were $137,425 compared to $124,660 during the three months ended March 31, 2004, an increase of $12,765 (or 10%). The average yield on loans declined 1 basis point to 7.53% at March 31, 2005 from 7.54% at March 31, 2004. During the quarter ended March 31, 2004, $216 in interest income on a previously charged off loan attributed to the higher than normal average yield on loans for the period.

Average investments in securities and federal funds sold were $63,568 for the three months ended March 31, 2005 compared to $74,861 for the three months ended March 31, 2004, a decrease of $11,293 (or 15%). Related income increased to $464 for the three months ended March 31, 2005 from $415 for the three months ended March 31, 2004, an increase of $49 (or 12%). Average investments in securities, not including federal funds sold, increased by $21,501 (or 65%) during the three months ended March 31, 2005. Average federal funds sold decreased by $32,794 (or 79%). The increase in the average volume of securities from year to year contributed to an increase in related income which was partially offset by a decline in the volume and income related to federal funds sold.

Interest Expense.    Interest expense was $597 for the three months ended March 31, 2005 compared to $647 for the three months ended March 31, 2004, a decrease of $50 (or 8%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended March 31, 2005 were $147,398 compared to $152,133 during the three months ended March 31, 2004, a decrease of $4,735 or (3%). The average rate paid on interest-bearing liabilities declined 7 basis points to 1.64% for the quarter ended March 31, 2005 compared to 1.71% for the quarter ended March 31, 2004.

Provision for Loan Losses.    The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $54 for the three months ended March 31, 2005 and ($511) for the three months ended March 31, 2004. Approximately $460 in principal was recovered during the quarter ending March 31, 2004 on loans to one borrower which were charged-off in December 2000.

Non-interest Income.    Non-interest income was $310 for the three months ended March 31, 2005 compared to $983 for the three months ended March 31, 2004, a decrease of $673 (or 68%). This decrease was primarily attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman during the period ended March 31, 2004. The decline in non-interest income was also attributable to a decrease of $192 in the net gain on sale of loans and loan servicing for the three months ended March 31, 2005 due to the reduced activity in the quarter ended December 31, 2004 as compared to March 31, 2004 and to a lesser extent the origination and sale of mortgage loans.

Non-interest Expense.    Total non-interest expense was $2,062 for the three months ended March 31, 2005 and $2,165 for the three months ended March 31, 2004, a decrease of $103 (or 5%). The decrease in salaries and employee benefits primarily relates to an increase of $216 in benefit accruals for the period ending March 31, 2004 for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three months Ended March 31,		Increase (Decrease) 2005 vs 2004
	2005	2004	$ Change	% Change
Category
Salaries and employee benefits	$1,197	$1,350	$(153)	(11)%
Occupancy	202	189	13	7
Furniture and equipment	111	113	(2)	(2)
Data processing	129	133	(4)	(3)
Professional fees	125	95	30	32
Advertising and promotion	49	45	4	9
Other	249	240	9	4

Total non-interest expense	$2,062	$2,165	$(103)	(5)%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income decreased by $409 (or 11%) in the first quarter of 2005 compared to the same period in 2004.

	Three months Ended March 31,
	2005	2004
Category
Salaries and employee benefits	35.98%	36.14%
Occupancy	6.07	5.07
Furniture and equipment	3.34	3.02
Data processing	3.88	3.56
Professional fees	3.76	2.54
Advertising and promotion	1.47	1.20
Other	7.48	6.42

Total non-interest expense	61.98%	57.95%

Income Taxes. The provision for income taxes decreased to $242 for the three months ended March 31, 2005 from $380 for the three months ended March 31, 2004, a decrease of $138 or (36%), primarily due to lower income before income tax expense.

Item 3. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits 31.1 and 31.2 to this report.

PART II - Other Information

Item 6. Exhibits.

Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification.

31.2-Rule 13a-14(a)/15d-14(a) Certification.

32.1-Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CORNERSTONE BANCORP, INC. (Registrant)

Date: May 13, 2005	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: May 13, 2005	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer