Form 10QSB
period 2005-06-30
CORNERSTONE BANCORP INC
filed 2005-08-11
CIK 1079385

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of July 29, 2005 was 1,333,871.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I – Financial Information

PART 1 - Financial Information

Item 1. Financial Statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$8,617	$8,205
Federal funds sold	29,500	9,200

Total cash and cash equivalents	38,117	17,405

Securities, including collateral of $8,832 in 2005 and $6,459 in 2004 for borrowings under securities repurchase agreements:
Available for sale, at fair value	1,794	2,962
Held to maturity, at amortized cost (fair value of $43,082 in 2005 and $52,298 in 2004)	43,394	47,872

Total securities	45,188	50,834

Loans held for sale	1,758	1,994
Loans, net of allowance for loan losses of $2,268 at June 30, 2005 and $2,216 at December 31, 2004	134,383	130,617
Accrued interest receivable	1,012	996
Federal Home Loan Bank stock, at cost	667	613
Premises and equipment	3,025	3,207
Bank-owned life insurance	4,969	4,858
Deferred income taxes	949	990
Other assets	813	288

Total assets	$230,881	$211,802

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$50,773	$42,225
Money market demand and NOW	44,905	39,561
Regular, club and preferred rate savings	36,500	42,202
Time	63,272	53,139

Total deposits	195,450	177,127

Borrowings under securities repurchase agreements	8,850	10,060
Accrued interest payable	92	75
Other liabilities	2,710	1,908

Total liabilities	207,102	189,170

Stockholders’ equity
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,335,734 shares in 2005 and 1,301,348 shares in 2004; outstanding 1,294,348 shares in 2005 and 1,259,962 shares in 2004	13	13
Additional paid-in capital	15,325	14,673
Retained earnings	9,503	9,117
Treasury stock, at cost (41,386 shares in 2005 and 41,386 shares in 2004)	(433)	(433)
Unearned restricted stock awards	(622)	(728)
Accumulated other comprehensive loss, net of taxes	(7)	(10)

Total stockholders’ equity	23,779	22,632

Total liabilities and stockholders’ equity	$230,881	$211,802

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Interest income:
Loans	$2,566	$2,218
Securities	385	375
Federal funds sold	79	69

Total interest income	3,030	2,662

Interest expense:
Deposits	609	558
Borrowings	44	18

Total interest expense	653	576

Net interest income	2,377	2,086
Provision for (recovery of) loan losses	48	(39)

Net interest income after provision for (recovery of) loan losses	2,329	2,125

Non-interest income:
Gain on sale of loans and loan servicing, net	164	90
Deposit service charges	98	128
Bank-owned life insurance	45	48
Other	245	211

Total non-interest income	552	477

Non-interest expense:
Salaries and employee benefits	1,189	1,093
Occupancy	234	177
Furniture and equipment	107	114
Data processing	127	119
Professional fees	293	94
Advertising and promotion	41	42
Other	288	281

Total non-interest expense	2,279	1,920

Income before income tax expense	602	682
Income tax expense	299	260

Net income	$303	$422

Earnings per common share (Note B):
Basic	$0.24	$0.35
Diluted	0.23	0.33

Weighted average common shares (Note B):
Basic	1,244,859	1,208,597
Diluted	1,312,569	1,290,610

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Interest income:
Loans	$5,119	$4,556
Securities	796	693
Federal funds sold	132	166

Total interest income	6,047	5,415

Interest expense:
Deposits	1,141	1,191
Borrowings	109	32

Total interest expense	1,250	1,223

Net interest income	4,797	4,192

Provision for (recovery of) loan losses	102	(550)

Net interest income after provision for (recovery of) loan losses	4,695	4,742

Non-interest income:
Gain on sale of loans and loan servicing, net	171	289
Deposit service charges	201	227
Bank-owned life insurance	86	88
Other	404	855

Total non-interest income	862	1,459

Non-interest expense:
Salaries and employee benefits	2,386	2,443
Occupancy	436	366
Furniture and equipment	218	228
Data processing	256	252
Professional fees	418	188
Advertising and promotion	90	86
Other	537	521

Total non-interest expense	4,341	4,084

Income before income tax expense	1,216	2,117

Income tax expense	541	640

Net income	$675	$1,477

Earnings per common share (Note B):
Basic	$0.55	$1.22
Diluted	0.51	1.15

Weighted average common shares (Note B):
Basic	1,236,608	1,207,723
Diluted	1,312,262	1,283,797

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands, except per share data)

(undaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487

Comprehensive income:
Net income	—	—	1,477	—	—	—	1,477
Other comprehensive income (note D)	—	—	—	—	—	(32)	(32)

Total comprehensive income							1,445

Cash dividends declared ($0.225 per share)	—	—	(281)	—	—	—	(281)

Shares issued in connection with:
Restricted stock awards	—	75	—	80	(155)	—	—
Stock Option Exercises		20	—	—	—	—	20
Dividend Reinvestment Plan	—	55	—	—	—	—	55

Balances at June 30, 2004	13	14,448	8,449	(465)	(713)	(6)	21,726

Balances at January 1, 2005	$13	$14,673	$9,117	$(433)	$(728)	$(10)	$22,632
Comprehensive income:
Net income	—		675	—	—	—	675
Other comprehensive income (note D)	—	—	—	—	—	3	3
Total comprehensive income							678
Cash dividends declared ($0.225 per share)	—	—	(289)	—	—	—	(289)
Shares issued in connection with:
Restricted stock awards	—	46	—	—	106	—	152
Stock option exercises	—	542	—	—	—	—	542
Dividend Reinvestment Plan	—	64	—	—	—	—	64

Balances at June 30, 2005	13	15,325	9,503	(433)	(622)	(7)	23,779

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands)

(unaudited)

	2005	2004
Operating activities:
Net income	$675	$1,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	270
Provision for (recovery of) loan losses	102	(550)
Originations of loans held for sale	(4,952)	(8,032)
Proceeds from sales of loans held for sale	5,488	8,633
Increase in accrued interest receivable	(16)	(61)
Increase in other assets	(525)	(67)
Increase (decrease) in accrued interest payable	17	(31)
Increase in other liabilities	802	472
Income on bank-owned life insurance	(86)	(88)
Other adjustments, net	26	(70)

Net cash provided by operating activities	1,727	1,953

Investing activities:
Proceeds from maturities and calls of securities available for sale	1,161	6,788
Proceeds from maturities and calls of securities held to maturity	4,486	7,224
Purchases of securities available for sale	—	—
Purchases of securities held to maturity	—	(36,152)
Net loan originations, other than loans held for sale	(3,801)	(9,131)
(Purchases) redemption of bank-owned life insurance	(25)	666
Purchases of Federal Home Loan Bank stock	(54)	—
Purchases of premises and equipment	(12)	(411)

Net cash provided by (used in) investing activities	1,755	(31,016)

Financing activities:
Net increase (decrease) in deposits	18,323	(2,337)
Net (decrease) increase in borrowings under securities repurchase agreements	(1,210)	1,881
Dividends paid on common stock	(285)	(279)
Proceeds from issuance of common stock	402	75

Net cash provided by (used in) financing activities	17,230	(660)

Net increase (decrease) in cash and cash equivalents	20,712	(29,723)

Cash and cash equivalents at beginning of year	17,405	62,829

Cash and cash equivalents at end of year	$38,117	$33,106

Supplemental information:
Interest payments	$1,233	$1,254
Income tax payments	560	832
Increase in liability for securities purchased, not yet settled	—	3,030

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc., its subsidiary Cornerstone Bank (the “Bank”), and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2004. The interim results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three-month and six month periods ended June 30, 2005 and 2004, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic and diluted EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)		(in thousands except per share data)
Net income, as reported	$303	$422	$675	$1,477
Add restriced stock expense included in reported net income, net of related tax effects	20	24	44	50

Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(20)	(37)	(44)	(100)

Pro forma net income	303	409	675	1,427

Basic earnings per common share:
As reported	$0.24	$0.35	$0.55	$1.22
Pro forma	0.24	0.34	0.55	1.18

Diluted earnings per common share:
As reported	$0.23	$0.33	$0.51	$1.15
Pro forma	0.23	0.32	0.51	1.11

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive income (loss) reported in the statements of stockholders’ equity for the six months ended June 30, 2005 and 2004 represents the change during those periods in the after-tax net unrealized gain (loss) on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $1,230 at June 30, 2005 and $1,216 at December 31, 2004, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2004. The Company’s recognized liability for performance standby letters of credit was insignificant at June 30, 2005.

NOTE F – RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123, Share-Based Payment (SFAS 123R), in December 2004, which requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123R requires both public and non-public entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under SFAS No. 123, as originally issued. SFAS 123R is effective, for the Company, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer, as defined in applicable Securities and Exchange Commission (“SEC”) regulations, the Company was required to apply FIN 46R to VIEs no later than the end of the first reporting period ending after December 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently holds no interests in VIEs and, accordingly, FIN 46R currently does not have an effect on its consolidated financial statements.

NOTE G – MERGER

On April 12, 2005, Cornerstone Bancorp, Inc. entered into an Agreement and Plan of Merger dated as of April 12, 2005 (the “Merger Agreement”) by and among CBI, NewAlliance Bancshares, Inc. (“NAL”) and their wholly-owned subsidiaries, Cornerstone Bank and NewAlliance Bank. Subject to the terms of the Merger Agreement, Cornerstone Bancorp, Inc., will merge with and into NAL (the “Merger”) and immediately thereafter, Cornerstone Bank will merge with and into NewAlliance Bank.

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

FINANCIAL CONDITION

General

Total assets increased to $230,881 at June 30, 2005 from $211,802 at December 31, 2004, an increase of $19,079 (or 9%). The increase in assets primarily relates to an increase in total cash and cash equivalents, as well as net loans. This was partially offset by a decrease in total securities. The increase in cash and cash equivalents of $20,712 was primarily attributable to an increase in deposits of $18,323. This was partially offset by net loan originations of $3,801.

Loans

The loan portfolio (excluding loans held for sale) increased to $136,651 at June 30, 2005 from $132,833 at December 31, 2004, an increase of $3,818 (or 3%). The increase in total loans primarily resulted from an increase in construction loans and to a lesser extent from commercial loans. The increase was partially offset by a decrease in residential and non-residential loans, and to a lesser extent from consumer and other loans. The increase in construction loans primarily reflects new loan originations and customer advances during the period ended June 30, 2005. The increase in commercial loans was primarily due to the origination of new loans during the period ended June 30, 2005. The decrease in residential and non-residential loans, as well as consumer and other loans, was primarily due to payoff activity exceeding new loan originations for the period ended June 30, 2005.

Major classifications of loans at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$36,834	$39,489	$(2,655)	(7)%
Non-residential	55,060	56,606	(1,546)	(3)
Construction	28,757	21,733	7,024	32
Commercial loans	14,547	13,536	1,011	7
Consumer and Other Loans	1,536	1,621	(85)	(5)

Total Loans	136,734	132,985	3,749	3

Allowance for loan losses	(2,268)	(2,216)	(52)	2
Deferred loan fees, net	(83)	(152)	69	(45)

Total loans, net	$134,383	$130,617	$3,766	3%

Small Business Administration (“SBA”) loans held for sale at June 30, 2005 and December 31, 2004 were $1,758 and $1,994, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at June 30, 2005 and December 31, 2004. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances.

	June 30, 2005	December 31, 2004
Loans past due 90 days or more
Loans on non-accrual status:
Loans secured by real estate	$225	$167
Commercial loans	40	87
Consumer and other loans	20	30

	285	284

Loans on accrual status:
Loans secured by real estate	222	321
Commercial loans	2	—
Consumer and other loans	5	8

	229	329

Total loans past due 90 days or more	514	613

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	80	173
Commercial loans	312	124
Consumer and other loans	—	5

	392	302

Total non-performing loans	$906	$915

Ratio of total non-performing loans to total loans outstanding	0.66%	0.69%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,239	$2,339	$2,216	$2,387
Provision for loan losses	48	(39)	102	(550)
Loan charge-offs	(21)	(3)	(52)	(7)
Recoveries	2	5	2	472

Balance at end of period	$2,268	$2,302	$2,268	$2,302

During the six months ended June 30, 2004, The Bank recovered $690, of which $460 was a recovery of previously charged-off principal on loans to one borrower, and $216 was a recovery of interest that was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.64% and 250% respectively, at June 30, 2005, compared to 1.66% and 242%, respectively, at December 31, 2004.

Securities

Total securities decreased to $45,188 at June 30, 2005 from $50,834 at December 31, 2004, a decrease of $5,646 (or 11%). The decrease in the securities portfolio was primarily due to maturities in the available for sale and held to maturity portfolios during the period ended June 30, 2005.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	June 30, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$1,001	$1,002	$2,007	$2,004
Mortgage-backed securities	805	792	970	958

	$1,806	$1,794	$2,977	$2,962

Held to maturity
U.S. Agency securities	$36,700	$36,397	$40,688	$40,476
Mortgage-backed securities	3,626	3,623	4,117	4,143
Municipal bonds	2,993	2,987	2,992	3,003
Other	75	75	75	75

	$43,394	$43,082	$47,872	$47,697

Total	$45,200	$44,876	$50,849	$50,659

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	June 30, 2005	December 31, 2004	Dollar Change	Percent Change
Demand (non-interest bearing)	$50,773	$42,225	$8,548	20%
Money market demand and NOW	44,905	39,561	5,344	14
Regular, club and money market savings	36,500	42,202	(5,702)	(14)
Time	63,272	53,139	10,133	19

Total deposits	$195,450	$177,127	$18,323	10%

The increase in deposits was primarily related to the increase of approximately $10,133 (or 19%) in time deposits and $8,548 (or 20%) in demand accounts, as well as an increase of $5,344 (or 14%) in money market demand and NOW accounts. This was partially offset by a decrease in regular, club and preferred rate savings of $5,702 (or 14%). The increase in demand accounts is primarily attributable to balances maintained in internal Bank checking accounts to fund the payment of incoming official checks as well as customer-related activity. The increase in money market demand and NOW accounts was primarily attributable to activity on attorney-related accounts. The decrease in regular, club and money market savings was due to a decline in customer balances. The increase in time deposits was primarily attributable to increases of $10,542 in 12-17 month certificates, $3,060 in 36-47 month time deposits, $1,754 in 24-30 month time deposits and $1,667 in 18-23 month time deposits. This was partially offset by decreases of $2,315 in 48-59 month time deposits, $2,149 in 91-180 day time deposits and $2,106 in 181-364 day time deposits. Certificates of deposit in denominations of $100 or more were $15,211 at June 30, 2005 as compared to $12,741 at December 31, 2004, an increase of $2,470 (or 19%).

Liquidity and Capital Resources

At June 30, 2005, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $40,513. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at June 30, 2005 was 20.73%, compared to 20.04% at December 31, 2004. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at June 30, 2005 was 33.59%, compared to 33.38% at December 31, 2004. The increase in primary and secondary liquidity ratios in 2005 is primarily related to the increase in cash and cash equivalents at June 30, 2005 as compared to December 31, 2004. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $1,727 for the six months ended June 30, 2005 as compared to $1,953 for the six months ended June 30, 2004, primarily due to a decline in cash used for the origination of mortgage loans and SBA loans held-for-sale. This was offset by a decline in proceeds from sales of loans held for sale and, to a lesser extent, in net income for the first six months of 2005 compared to the same period last year. Net cash provided by investing activities was $1,755 for the six months ended June 30, 2005 as compared to $31,016 in net cash used in investing activities for the first six months of 2004. The decrease in cash used in investing activities of $32,771 was primarily due to no purchases in the held-to-maturity investment portfolio in the first six months of 2005 as compared to purchases of $36,152 in the first six months of 2004. The increase in net cash provided by financing activities of $17,890 for the six months ended June 30, 2005 primarily resulted from an increase of $20,660 in cash provided by customers’ deposits. Cash and cash equivalents increased $20,712 for the six months ended June 30, 2005 compared to a decrease of $29,723 for the six months ended June 30, 2004.

At June 30, 2005, the Company had outstanding loan commitments under unused lines of credit of $20,875 and outstanding letters of credit of $1,230.

At June 30, 2005 and December 31, 2004, the Company’s consolidated leverage capital ratio was 11.0% and 10.2%, respectively. At June 30, 2005 and December 31, 2004, the Company’s consolidated Tier 1 risk-based capital ratio was 14.5% and 14.2%, respectively. The Company’s consolidated total risk-based capital ratio at June 30, 2005 and December 31, 2004 was 15.8% and 15.5%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

Comparative Analysis of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

Net Income. Net income was $303 for the three months ended June 30, 2005 compared to $422 for the three months ended June 30, 2004, a decrease of $119 (or 28%). Diluted earnings per common share were $0.23 and 0.33 for the three months ended June 30, 2005 and 2004, respectively, based on weighted average common shares of 1,312,569 and 1,290,610, respectively. The annualized return on average common stockholders’ equity was 5.15% and 7.87% for the three months ended June 30, 2005 and 2004, respectively. The annualized return on average assets was 0.56% for the three months ended June 30, 2005 and 0.77% for the three months ended June 30, 2004.

The lower net income for the three months ended June 30, 2005 was primarily due to the absorption of $211 in costs associated with the Merger of Cornerstone Bancorp, Inc. and New Alliance Bancshares, Inc. scheduled to close early in 2006 as well as a higher provision for loan losses. This was partially offset by the increases in income from loans and gains on the sales of loans and loan servicing.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,377 for the three months ended June 30, 2005, an increase of $291 (or 14%) from the $2,086 reported for the three months ended June 30, 2004. The average yield on interest-earning assets increased 99 basis points for the quarter ended June 30, 2005 compared to June 30, 2004, while the average rate paid on interest-bearing liabilities increased 27 basis points. The higher net interest income for the three months ended June 30, 2005 was primarily due to the growth in the loan portfolio as well as the higher level of interest rates. Total interest income increased as earning assets were shifted into higher yielding loans. These changes resulted in a 78 basis point increase in the net interest margin to 4.86% for the quarter ended June 30, 2005 compared to 4.08% for the quarter ended June 30, 2004.

Interest Income. Average earning assets for the three months ended June 30, 2005 were $198,139 compared to $207,249 for the three months ended June 30, 2004, a decrease of $9,110 (or 4%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $3,030 for the three months ended June 30, 2005 compared to $2,662 for the three months ended June 30, 2004, representing an increase of $368 (or 14%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,566 for the three months ended June 30, 2005 compared to $2,218 for the three months ended June 30, 2004, an increase of $348 (or 16%). Average loans outstanding in the three months ended June 30, 2005 were $139,758 compared to $127,959 during the three months ended June 30, 2004, an increase of $11,799 (or 9%). The average yield on loans increased 39 basis point to 7.36% at June 30, 2005 from 6.97% at June 30, 2004 due to higher loan volume as well as a 1.75% increase in the prime rate.

Average investments in securities and federal funds sold were $58,381 for the three months ended June 30, 2005 compared to $79,290 for the three months ended June 30, 2004, a decrease of $20,909 (or 26%). Related income increased to $464 for the three months ended June 30, 2005 from $444 for the three months ended June 30, 2004, an increase of $20 (or 5%). Average investments in securities, not including federal funds sold, increased by $1,679 (or 4%) during the three months ended June 30, 2005. Average federal funds sold decreased by $22,588 (or 67%). The decrease in federal funds sold was due to an increase in loan volume as well as a decrease in average deposits.

Interest Expense. Interest expense was $653 for the three months ended June 30, 2005 compared to $576 for the three months ended June 30, 2004, an increase of $77 (or 13%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended June 30, 2005 were $147,110 compared to $153,536 during the three months ended June 30, 2004, a decrease of $6,426 or (4%). The average rate paid on interest-bearing liabilities increased 27 basis points to 1.78% for the quarter ended June 30, 2005 compared to 1.51% for the quarter ended June 30, 2004.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $48 for the three months ended June 30, 2005 and ($39) for the three months ended June 30, 2004.

Non-interest Income. Non-interest income was $552 for the three months ended June 30, 2005 compared to $477 for the three months ended June 30, 2004, an increase of $75 (or 16%). The increase in non-interest income was primarily attributable to an increase of $74 in the net gain on sale of loans and loan servicing for the three months ended June 30, 2005 as compared to June 30, 2004 and to a lesser extent to the origination and sale of mortgage loans.

Non-interest Expense. Total non-interest expense was $2,279 for the three months ended June 30, 2005 and $1,920 for the three months ended June 30, 2004, an increase of $359 (or 19%). The increase in salaries and employee benefits results from an increase in salaries and bonuses for the six months ended June 30, 2005 compared to June 30, 2004. The increase in professional fess primarily relates to $211 thousand in Merger-related expenses absorbed in the quarter ending June 30, 2005, which was partially offset by a decline in legal fees. Increased occupancy expense for the three months ended June 30, 2005 includes additional expenses related to the Norwalk branch and increased rental expense at five offices.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three months Ended June 30,		Increase (Decrease) 2005 vs 2004
Category	2005	2004	$ Change	% Change
Salaries and employee benefits	$1,189	$1,093	$96	9%
Occupancy	234	177	57	32
Furniture and equipment	107	114	(7)	(6)
Data processing	127	119	8	7
Professional fees	293	94	199	212
Advertising and promotion	41	42	(1)	(2)
Other	288	281	7	2

Total non-interest expense	$2,279	$1,920	$359	19%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $443 (or 14%) in the first quarter of 2005 compared to the same period in 2004.

	Three months Ended June 30,
Category	2005	2004
Salaries and employee benefits	33.19%	34.82%
Occupancy	6.53	5.64
Furniture and equipment	2.99	3.63
Data processing	3.55	3.79
Professional fees	8.18	2.99
Advertising and promotion	1.14	1.34
Other	8.04	8.96

Total non-interest expense	63.62%	61.17%

Income Taxes. The provision for income taxes increased to $299 for the three months ended June 30, 2005 from $260 for the three months ended June 30, 2004, an increase of $39 or (15%). The effective tax rate for the three months ended June 30, 2005 was 49.7%, due to the non-deductibility of $211 in merger-related expenses compared to 38.2% for the three months ended June 30, 2004.

Comparative Analysis of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

Net Income. Net income was $675 for the six months ended June 30, 2005 compared to $1,477 for the six months ended June 30, 2004, a decrease of $802 (or 54%). Diluted earnings per common share were $0.51 and 1.15 for the six months ended June 30, 2005 and 2004, respectively, based on weighted average common shares of 1,312,262 and 1,283,797, respectively. The annualized return on average common stockholders’ equity was 5.85% and 14.03% for the six months ended June 30, 2005 and 2004, respectively. The annualized return on average assets was 0.63% for the six months ended June 30, 2005 and 1.36% for the six months ended June 30, 2004.

The lower net income for the six months ended June 30, 2005 was primarily due to a one-time recovery of $460 on a previously charged off loan during the six-month period ended June 30, 2004, as well as $495 in one-time life insurance proceeds received during the six-month period ended June 30, 2004. This was partially offset by the increase in income from loans, an increase of $563 (or 12%) which was partially offset by increase non-interest expense of $257 (or 6%) for the period ended June 30, 2005.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $4,797 for the six months ended June 30, 2005, an increase of $605 (or 14%) from the $4,192 reported for the six months ended June 30, 2004. The average yield on interest-earning assets increased 88 basis points for the quarter ended June 30, 2005 compared to June 30, 2004, while the average rate paid on interest-bearing liabilities increased 10 basis points. The higher net interest income for the six months ended June 30, 2005 was primarily due to the growth in the loan portfolio and the investment portfolio. Total interest income increased as earning assets were shifted into higher yielding loans and investment securities and out of lower yielding federal funds during 2004. These changes resulted in an 81 basis point increase in the net interest margin to 4.93% for the quarter ended June 30, 2005 compared to 4.12% for the quarter ended June 30, 2004.

Interest Income. Average earning assets for the six months ended June 30, 2005 were $197,744 compared to $205,474 for the six months ended June 30, 2004, a decrease of $7,730 (or 4%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $6,047 for the six months ended June 30, 2005 compared to $5,415 for the six months ended June 30, 2004, representing an increase of $632 (or 12%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $5,119 for the six months ended June 30, 2005 compared to $4,556 for the six months ended June 30, 2004, an increase of $563 (or 12%). Average loans outstanding in the six months ended June 30, 2005 were $138,952 compared to $126,310 during the six months ended June 30, 2004, an increase of $12,642 (or 10%). The average yield on loans increased 18 basis points to 7.43% at June 30, 2005 from 7.25% at June 30, 2004. During the six months ended June 30, 2004, $216 in interest income on a previously charged off loan contributed to the higher than normal average yield on loans for the period.

Average investments in securities and federal funds sold were $58,792 for the six months ended June 30, 2005 compared to $79,164 for the six months ended June 30, 2004, a decrease of $20,372 (or 26%). Related income increased to $928 for the six months ended June 30, 2005 from $859 for the six months ended June 30, 2004, an increase of $69 (or 8%). Average investments in securities, not including federal funds sold, increased by $7,314 (or 18%) during the six months ended June 30, 2005. Average federal funds sold decreased by $27,686 (or 74%). The increase in the average volume of securities from year to year contributed to an increase in related income which was partially offset by a decline in the volume of federal funds sold.

Interest Expense. Interest expense was $1,250 for the six months ended June 30, 2005 compared to $1,223 for the six months ended June 30, 2004, an increase of $27 (or 2%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the six months ended June 30, 2005 were $147,285 compared to $152,833 during the six months ended June 30, 2004, a decrease of $5,548 or (4%). The average rate paid on interest-bearing liabilities increased 10 basis points to 1.71% for the quarter ended June 30, 2005 compared to 1.61% for the quarter ended June 30, 2004.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $102 for the six months ended June 30, 2005 and ($550) for the six months ended June 30, 2004. Approximately $460 in principal was recovered during the quarter ending June 30, 2004 on loans to one borrower which were charged-off in December 2000.

Non-interest Income. Non-interest income was $862 for the six months ended June 30, 2005 compared to $1,459 for the six months ended June 30, 2004, a decrease of $597 (or 41%). This decrease was primarily attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman during the period ended June 30, 2004. The decline in non-interest income was also attributable to a decrease of $118 in the net gain on sale of loans and loan servicing for the six months ended June 30, 2005 due to the reduced activity as compared to the six months ended June 30, 2004.

Non-interest Expense. Total non-interest expense was $4,341 for the six months ended June 30, 2005 and $4,084 for the six months ended June 30, 2004, an increase of $257 (or 6%). The increase in total non-interest expense relates to $220 in Merger-related expenses absorbed during the six months ended June 30, 2005 and additional occupancy expenses related to the Norwalk branch and increased rental expense at five offices. This was partially offset by an increase of $216 of benefit accruals during the period ending June 30, 2004 for the retirement and medical benefits of the former Vice Chairman who passed away on January 8, 2004.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Six months Ended June 30,		Increase (Decrease) 2005 vs 2004
Category	2005	2004	$ Change	% Change
Salaries and employee benefits	$2,386	$2,443	$(57)	(2)%
Occupancy	436	366	70	19
Furniture and equipment	218	228	(10)	(4)
Data processing	256	252	4	2
Professional fees	418	188	230	122
Advertising and promotion	90	86	4	5
Other	537	521	16	3

Total non-interest expense	$4,341	$4,084	$257	6%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $35 (or 1%) in the first six month period ended June 30, 2005 compared to the same period in 2004.

	Six months Ended June 30,
Category	2005	2004
Salaries and employee benefits	34.53%	35.54%
Occupancy	6.31	5.32
Furniture and equipment	3.16	3.32
Data processing	3.71	3.67
Professional fees	6.05	2.73
Advertising and promotion	1.30	1.25
Other	7.77	7.58

Total non-interest expense	62.83%	59.41%

Income Taxes. The provision for income taxes decreased to $541 for the six months ended June 30, 2005 from $640 for the six months ended June 30, 2004, a decrease of $99 or (15%), primarily due to lower income before income tax expense. The effective tax rate for the six months ended June 30, 2005 was 44.5%, due to the non-deductibility of $220 in merger-related expenses compared to 30.3% for the six months ended June 30, 2004.

Item 3. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CORNERSTONE BANCORP, INC.

(Registrant)

Date: August 10, 2005	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: August 10, 2005	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer