Form 10QSB
period 2005-09-30
CORNERSTONE BANCORP INC
filed 2005-11-14
CIK 1079385

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(203) 356-0111

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of October 31, 2005 was 1,348,671.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I – Financial Information

PART 1 - Financial Information

Item 1. Financial Statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$11,341	$8,205
Federal funds sold	21,700	9,200

Total cash and cash equivalents	33,041	17,405

Securities, including collateral of $7,282 in 2005 and $9,991 in 2004 for borrowings under securities repurchase agreements:
Available for sale, at fair value	709	2,962
Held to maturity, at amortized cost (fair value of $42,337 in 2005 and $47,697 in 2004)	42,912	47,872

Total securities	43,621	50,834

Loans held for sale	2,269	1,994
Loans, net of allowance for loan losses of $2,244 at September 30, 2005 and $2,216 at December 31, 2004	130,762	130,617
Accrued interest receivable	1,030	996
Federal Home Loan Bank stock, at cost	667	613
Premises and equipment	2,936	3,207
Bank-owned life insurance	5,013	4,858
Deferred income taxes	919	990
Other assets	685	288

Total assets	$220,943	$211,802

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand (non-interest bearing)	$53,166	$42,225
Money market demand and NOW	35,487	39,561
Regular, club and preferred rate savings	34,044	42,202
Time	63,364	53,139

Total deposits	186,061	177,127

Borrowings under securities repurchase agreements	7,304	10,060
Accrued interest payable	85	75
Other liabilities	2,295	1,908

Total liabilities	195,745	189,170

Stockholders’ equity
Common stock, par value $0.01 per share. Authorized 5,000,000 shares; issued 1,390,257 shares in 2005 and 1,301,348 shares in 2004; outstanding 1,348,671 shares in 2005 and 1,259,962 shares in 2004	14	13
Additional paid-in capital	16,413	14,673
Retained earnings	9,754	9,117
Treasury stock, at cost (41,586 shares in 2005 and 41,386 shares in 2004)	(436)	(433)
Unearned restricted stock awards	(539)	(728)
Accumulated other comprehensive loss, net of taxes	(8)	(10)

Total stockholders’ equity	25,198	22,632

Total liabilities and stockholders’ equity	$220,943	$211,802

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Interest income:
Loans	$2,602	$2,329
Securities	359	448
Federal funds sold	160	39

Total interest income	3,121	2,816

Interest expense:
Deposits	644	529
Borrowings	30	31

Total interest expense	674	560

Net interest income	2,447	2,256
Provision for loan losses	35	21

Net interest income after provision for loan losses	2,412	2,235

Non-interest income:
Gain on sale of loans and loan servicing, net	141	294
Deposit service charges	92	120
Bank-owned life insurance	43	46
Other	224	184

Total non-interest income	500	644

Non-interest expense:
Salaries and employee benefits	1,247	1,129
Occupancy	209	181
Furniture and equipment	109	113
Data processing	126	113
Professional fees	217	102
Advertising and promotion	31	57
Other	280	293

Total non-interest expense	2,219	1,988

Income before income tax expense	693	891
Income tax expense	290	355

Net income	$403	$536

Earnings per common share (Note B):
Basic	$0.31	$0.44
Diluted	0.30	0.42

Weighted average common shares (Note B):
Basic	1,228,820	1,214,379
Diluted	1,339,884	1,289,047

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest income:
Loans	$7,721	$6,885
Securities	1,155	1,142
Federal funds sold	292	205

Total interest income	9,168	8,232

Interest expense:
Deposits	1,785	1,720
Borrowings	139	63

Total interest expense	1,924	1,783

Net interest income	7,244	6,449

Provision for (recovery of) loan losses	137	(529)

Net interest income after provision for loan losses	7,107	6,978

Non-interest income:
Gain on sale of loans and loan servicing, net	312	583
Deposit service charges	293	347
Bank-owned life insurance	129	133
Other	628	1,039

Total non-interest income	1,362	2,102

Non-interest expense:
Salaries and employee benefits	3,633	3,571
Occupancy	645	546
Furniture and equipment	327	341
Data processing	383	365
Professional fees	634	291
Advertising and promotion	121	144
Other	817	814

Total non-interest expense	6,560	6,072

Income before income tax expense	1,909	3,008

Income tax expense	831	995

Net income	$1,078	$2,013

Earnings per common share (Note B):
Basic	$0.86	$1.66
Diluted	0.82	1.50

Weighted average common shares (Note B):
Basic	1,255,986	1,210,183
Diluted	1,321,400	1,342,711

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2004	$13	$14,298	$7,253	$(545)	$(558)	$26	$20,487

Comprehensive income:
Net income	—	—	2,013	—	—	—	2,013
Other comprehensive income (note D)	—	—	—	—	—	(26)	(26)

Total comprehensive income							1,987

Cash dividends declared ($0.3375 per share)	—	—	(422)	—	—	—	(422)

Shares issued in connection with:
Restricted stock awards	—	138	—	112	(170)	—	80
Stock Option Exercises		71	—	—	—	—	71
Dividend Reinvestment Plan	—	83	—	—	—	—	83

Balances at September 30, 2004	13	14,590	8,844	(433)	(728)	—	22,286

Balances at January 1, 2005	$13	$14,673	$9,117	$(433)	$(728)	$(10)	$22,632

Comprehensive income:
Net income	—		1,078	—	—	—	1,078
Other comprehensive income (note D)	—	—	—	—	—	2	2

Total comprehensive income							1,080

Cash dividends declared ($0.3375 per share)	—	—	(441)	—	—	—	(441)

Shares issued in connection with:
Restricted stock awards	—	49	—	(3)	189	—	235
Stock option exercises	1	1,627	—	—	—	—	1,628
Dividend Reinvestment Plan	—	64	—	—	—	—	64

Balances at September 30, 2005	14	16,413	9,754	(436)	(539)	(8)	25,198

See accompanying notes to unaudited consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands)

(unaudited)

	2005	2004
Operating activities:
Net income	$1,078	$2,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	385
Provision for (recovery of) loan losses	137	(529)
Originations of loans held for sale	(7,026)	(12,399)
Proceeds from sales of loans held for sale	7,063	12,971
Increase in accrued interest receivable	(34)	(171)
(Increase) decrease in other assets	(397)	33
Increase (decrease) in accrued interest payable	10	(33)
Increase in other liabilities	387	796
Income on bank-owned life insurance	(129)	(133)
Other adjustments, net	629	176

Net cash provided by operating activities	2,007	3,109

Investing activities:
Proceeds from maturities and calls of securities available for sale	2,242	6,918
Proceeds from maturities and calls of securities held to maturity	4,971	10,552
Purchases of securities held to maturity	—	(39,178)
Net loan originations, other than loans held for sale	(188)	(13,725)
(Purchases) redemption of bank-owned life insurance	(26)	665
Purchases of Federal Home Loan Bank stock	(54)	—
Purchases of premises and equipment	(18)	(431)

Net cash provided by (used in) investing activities	6,927	(35,199)

Financing activities:
Net increase (decrease) in deposits	8,934	(19,189)
Net (decrease) increase in borrowings under securities repurchase agreements	(2,756)	5,142
Net increase in borrowings from the Federal Home Loan Bank	—	5,000
Dividends paid on common stock	(431)	(422)
Proceeds from issuance of common stock	955	154

Net cash provided by (used in) financing activities	6,702	(9,315)

Net increase (decrease) in cash and cash equivalents	15,636	(41,405)

Cash and cash equivalents at beginning of year	17,405	62,829

Cash and cash equivalents at end of year	$33,041	$21,424

Supplemental information:
Interest payments	$1,914	$1,858
Income tax payments	630	902

See accompanying notes to consolidated financial statements.

CORNERSTONE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(dollars in thousands)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Cornerstone Bancorp, Inc.(“CBI”), its subsidiary Cornerstone Bank (the “Bank”), and the Bank’s subsidiary Cornerstone Business Credit, Inc. (“CBC”), collectively the “Company”. The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the annual consolidated financial statements and notes included in the Form 10-KSB for the year ended December 31, 2004. The interim results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

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

NOTE B - EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. For this purpose, unvested shares of restricted stock are not considered to be outstanding. Diluted EPS is computed in a similar manner, except that the weighted average number of common shares is increased (using the treasury stock method) by additional common shares that would have been outstanding if all potentially dilutive securities (such as stock options and unvested restricted stock awards) were exercised or vested during the period. For the three-month and nine month periods ended September 2005 and 2004, the number of shares for diluted EPS exceeded the number of shares for basic EPS due to the dilutive effect of outstanding stock options and unvested restricted stock. For purposes of computing basic and diluted EPS, net income applicable to common stock equaled net income for these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)		(in thousands except per share data)
Net income, as reported	$403	$536	$1,078	$2,013
Add restricted stock expense included in reported net income, net of related tax effects	23	22	67	72

Deduct restricted stock and stock option expense determined under the fair-value-based method, net of related tax effects	(23)	(34)	(67)	(134)

Pro forma net income	403	524	1,078	1,951

Basic earnings per common share:
As reported	$0.31	$0.44	$0.86	$1.66
Pro forma	0.31	0.43	0.86	1.61

Diluted earnings per common share:
As reported	$0.30	$0.42	$0.82	$1.50
Pro forma	0.30	0.41	0.82	1.45

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and any changes in stockholders’ equity from non-owner sources that are not recognized in the income statement (such as changes in net unrealized gains and losses on securities available for sale). Other comprehensive income (loss) reported in the statements of stockholders’ equity for the nine months ended September 30, 2005 and 2004 represents the change during those periods in the after-tax net unrealized gain (loss) on securities available for sale.

NOTE E – STANDBY LETTERS OF CREDIT

The Company had outstanding letters of credit of $327 at September 30, 2005 and $1,216 at December 31, 2004, respectively. Substantially all of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2004. The Company’s recognized liability for performance standby letters of credit was insignificant at September 30, 2005.

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

NOTE G – MERGER

The shareholders of Cornerstone Bancorp, at its annual meeting held on August 10, 2005, approved the Agreement and Plan of Merger dated as of April 12, 2005 (the “Merger Agreement”) by and among Cornerstone Bancorp, Inc. (“CBI”), NewAlliance Bancshares, Inc. (“NAL”) and their wholly-owned subsidiaries, Cornerstone Bank and NewAlliance Bank. Subject to the terms of the Merger Agreement, CBI will merge with and into NAL (the “Merger”) and immediately thereafter, Cornerstone Bank will merge with and into NewAlliance Bank.

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

FINANCIAL CONDITION

General

Total assets increased to $220,943 at September 30, 2005 from $211,802 at December 31, 2004, an increase of $9,141 (or 4%). The increase in assets primarily relates to an increase in total cash and cash equivalents. This was partially offset by a decrease in total securities. The increase in cash and cash equivalents of $15,636 was attributable to an increase in deposits of $8,934, and proceeds of $7,213 from the maturity of securities held to maturity and securities available for sale.

Loans

The loan portfolio (excluding loans held for sale) increased to $133,006 at September 30, 2005 from $132,833 at December 31, 2004, an increase of $173. The increase in total loans primarily resulted from an increase in construction loans and to a lesser extent from commercial loans. The increase was largely offset by a decrease in residential loans, and to a lesser extent from a decrease in non-residential and consumer and other loans. The increase in construction loans primarily reflects new loan originations and customer advances during the period ended September 30, 2005. The increase in commercial loans was primarily due to the origination of new loans during the period ended September 30, 2005. The decrease in residential loans as well as non-residential and consumer and other loans, was primarily due to payoff activity exceeding new loan originations for the period ended September 30, 2005.

Major classifications of loans at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004	Dollar Change	Percent Change
Loans secured by real estate:
Residential	$30,813	$39,489	$(8,676)	(22)%
Non-residential	56,357	56,606	(249)	—
Construction	29,844	21,733	8,111	37
Commercial loans	14,536	13,536	1,000	7
Consumer and Other Loans	1,503	1,621	(118)	(7)

Total Loans	133,053	132,985	68	—

Allowance for loan losses	(2,244)	(2,216)	(28)	1
Deferred loan fees, net	(47)	(152)	105	(69)

Total loans, net	$130,762	$130,617	$145	—%

Small Business Administration (“SBA”) loans held for sale at September 30, 2005 and December 31, 2004 were $2,269 and $1,994, respectively.

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

The following table summarizes, by type of loan, the recorded investment in non-performing loans at September 30, 2005 and December 31, 2004. Amounts are shown for (i) loans that were past due 90 days or more, segregated between those on non-accrual status and those that were still accruing interest, and (ii) loans that were current or past due less than 90 days for which interest payments were being applied to reduce principal balances. During the nine months ended September 2005, $297 in real estate loans on accrual status at December 31, 2004 were paid-off. These loans were replaced by a loan to one borrower which was past due greater than 90 days at September 30, 2005. The increase in commercial loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances was due to the addition of one loan to one borrower during the period ended September 2005.

	September 30, 2005	December 31, 2004
Loans past due 90 days or more
Loans on non-accrual status:
Loans secured by real estate	$196	$167
Commercial loans	36	87
Consumer and other loans	—	30

	232	284

Loans on accrual status:
Loans secured by real estate	675	321
Commercial loans	29	—
Consumer and other loans	1	8

	705	329

Total loans past due 90 days or more	937	613

Loans current or past due less than 90 days for which interest payments were being applied to reduce principal balances:
Loans secured by real estate	22	173
Commercial loans	284	124
Consumer and other loans	—	5

	306	302

Total non-performing loans	$1,243	$915

Ratio of total non-performing loans to total loans outstanding	0.93%	0.69%

The following table sets forth changes in the allowance for loan losses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,268	$2,302	$2,216	$2,387
Provision for loan losses	35	21	137	(529)
Loan charge-offs	(68)	(72)	(120)	(79)
Recoveries	9	0	11	472

Balance at end of period	$2,244	$2,251	$2,244	$2,251

During the nine months ended September 30, 2004, the Bank recovered $690, of which $460 was a recovery of previously charged-off principal on loans to one borrower, and $216 was a recovery of interest that was subsequently applied to income. The ratios of the allowance for loan losses to total loans and to non-performing loans were 1.66% and 181% respectively, at September 30, 2005, compared to 1.66% and 242%, respectively, at December 31, 2004.

Securities

Total securities decreased to $43,621 at September 30, 2005 from $50,834 at December 31, 2004, a decrease of $7,213 (or 14%). The decrease in the securities portfolio was primarily due to maturities in the available for sale and held to maturity portfolios during the period ended September 30, 2005, the proceeds of which were held as cash and cash equivalents.

The following table sets forth the amortized cost and estimated fair value of the securities portfolio at the dates indicated.

	September 30, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Agency securities	$—	$—	$2,007	$2,004
Mortgage-backed securities	722	709	970	958

	$722	$709	$2,977	$2,962

Held to maturity
U.S. Agency securities	$36,707	$36,178	$40,688	$40,476
Mortgage-backed securities	3,137	3,130	4,117	4,143
Municipal bonds	2,993	2,954	2,992	3,003
Other	75	75	75	75

	$42,912	$42,337	$47,872	$47,697

Total	$43,634	$43,046	$50,849	$50,659

Deposits

Deposits are the primary source of funds for the Company. Deposits are obtained from individuals, partnerships, small and medium size businesses and professionals in the Company’s market area. The Company does not accept brokered deposits.

The following table indicates the composition of deposits at the dates indicated.

	September 30, 2005	December 31, 2004	Dollar Change	Percent Change
Demand (non-interest bearing)	$53,166	$42,225	$10,941	26%
Money market demand and NOW	35,487	39,561	(4,074)	(10)
Regular, club and money market savings	34,044	42,202	(8,158)	(19)
Time	63,364	53,139	10,225	19

Total deposits	$186,061	$177,127	$8,934	5%

The increase in deposits was primarily related to the increase of approximately $10,941 (or 26%) in demand deposits and $10,225 (or 19%) in time deposits. This was partially offset by a decrease in regular, club and money market savings of $8,158 (or 19%), as well as in money market demand and NOW of $4,074 (or 10%). The increase in demand accounts is primarily attributable to balances maintained in internal Bank checking accounts which are used to fund the payment of incoming official checks resulting from customer-related activity. The decrease in money market demand and NOW accounts was primarily attributable to activity on attorney-related NOW accounts. This was partially offset by higher balances maintained in money market demand accounts during the period ended September 30, 2005. The decrease in regular, club and money market savings was due to a decline in customer balances. The increase in time deposits was primarily attributable to increases of $12,701 in 12-17 month certificates, $3,301 in 36-47 month time deposits, $1,466 in 24-30 month time deposits and $413 in 18-23 month time deposits. This was partially offset by decreases of $2,649 in 48-59 month time deposits, $2,561 in 91-180 day time deposits and $2,145 in 181-364 day time deposits. Certificates of deposit in denominations of $100 or more were $16,347 at September 30, 2005 as compared to $12,741 at December 31, 2004, an increase of $3,606 (or 28%).

Liquidity and Capital Resources

At September 30, 2005, total short-term investments, which are made up of federal funds sold and securities maturing or callable in one year or less, totaled $47,609. The primary liquidity of the Company is measured by the ratio of net cash, short-term investments and other liquidity sources to deposits and short-term liabilities. The primary liquidity ratio at September 30, 2005 was 20.37%, compared to 20.04% at December 31, 2004. The Bank also calculates a secondary liquidity ratio which contemplates loan sales and loan payoffs anticipated to occur within one year and the maturity of available and held to maturity securities beyond one year. The Bank’s secondary liquidity ratio at September 30, 2005 was 32.73%, compared to 33.38% at December 31, 2004. The Company’s internal guideline is to generally maintain a primary liquidity ratio of 10 to 15% and a secondary liquidity ratio of 20% or more, although a higher primary ratio may be maintained from time to time depending on cash flow patterns and loan demand.

Net cash provided by operating activities was $2,007 for the nine months ended September 30, 2005 as compared to $3,109 for the nine months ended September 30, 2004, primarily due to a decrease in net income for the period ended September 2005 compared to September 2004. Net cash provided by investing activities was $6,927 for the nine months ended September 30, 2005 as compared to $35,199 in net cash used in investing activities for the first nine months of 2004. The decrease in cash used in investing activities of $42,126 was primarily due to the absence of purchases in the held-to-maturity investment portfolio in the first nine months of 2005 as compared to purchases of $39,178 in the first nine months of 2004. The decline in net loan originations (other than loans held for sale) of $13,537 also contributed to the decrease in cash used in investing activities during the first nine months of 2005 compared to the same period in 2004. These decreases were partially offset by a decrease of $10,257 in proceeds from maturities and calls of securities available for sale and held to maturity during the first nine months of 2005 compared to the first nine months of 2004. The increase in net cash provided by financing activities of $16,017 for the nine months ended September 30, 2005 primarily resulted from an increase of $28,123 in cash provided by customers’ deposits. Cash and cash equivalents increased $15,636 for the nine months ended September 30, 2005 compared to a decrease of $41,405 for the nine months ended September 30, 2004.

At September 30, 2005, the Company had outstanding loan commitments under unused lines of credit of $23,782 and outstanding letters of credit of $328.

At September 30, 2005 and December 31, 2004, the Company’s consolidated leverage capital ratio was 11.5% and 10.2%, respectively. At September 30, 2005 and December 31, 2004, the Company’s consolidated Tier 1 risk-based capital ratio was 15.6% and 14.2%, respectively. The Company’s consolidated total risk-based capital ratio at September 30, 2005 and December 31, 2004 was 16.9% and 15.5%, respectively. The Bank’s regulatory capital ratios at these dates were substantially the same as the consolidated ratios, and the Bank was classified as a well-capitalized institution for regulatory purposes.

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

Comparative Analysis of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

Net Income. Net income was $403 for the three months ended September 30, 2005 compared to $536 for the three months ended September 30, 2004, a decrease of $133 (or 25%). Diluted earnings per common share were $0.30 and 0.42 for the three months ended September 30, 2005 and 2004, respectively, based on weighted average common shares of 1,339,884 and 1,289,047, respectively. The annualized return on average common stockholders’ equity was 6.47% and 9.83% for the three months ended September 30, 2005 and 2004, respectively. The annualized return on average assets was 0.73% for the three months ended September 30, 2005 and 0.97% for the three months ended September 30, 2004.

The lower net income for the three months ended September 30, 2005 was primarily due to the decrease of $144 (or 22%) in non-interest income from the gain on sale of loans and loan servicing, an increase of $118 (or 10%) in salaries and employee benefits as well as increased interest expense of $114 (or 20%). This was partially offset by an increase in loan income of $273 (or 12%) for the three months ended September 30, 2005.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $2,447 for the three months ended September 30, 2005, an increase of $191 (or 8%) from the $2,256 reported for the three months ended September 30, 2004. The average yield on interest-earning assets increased 62 basis points for the quarter ended September 30, 2005 compared to September 30, 2004, while the average rate paid on interest-bearing liabilities increased 35 basis points. The higher net interest income for the three months ended September 30, 2005 was primarily due to the growth in the loan portfolio as well as the higher level of interest rates. Total interest income increased as earning assets were shifted into higher yielding loans. These changes resulted in a 39 basis point increase in the net interest margin to 4.88% for the quarter ended September 30, 2005 compared to 4.49% for the quarter ended September 30, 2004.

Interest Income. Average earning assets for the three months ended September 30, 2005 were $200,085 compared to $201,203 for the three months ended September 30, 2004, a decrease of $1,118 (or 1%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $3,121 for the three months ended September 30, 2005 compared to $2,816 for the three months ended September 30, 2004, representing an increase of $305 (or 11%), primarily due to higher interest rates.

Loans represent the largest component of interest-earning assets. Interest income on loans was $2,602 for the three months ended September 30, 2005 compared to $2,329 for the three months ended September 30, 2004, an increase of $273 (or 12%). Average loans outstanding in the three months ended September 30, 2005 were $136,350 compared to $134,154 during the three months ended September 30, 2004, an increase of $2,196 (or 2%). The average yield on loans increased 66 basis point to 7.57% at September 30, 2005 from 6.91% at September 30, 2004 primarily due to the higher level of interest rates in 2005.

Average investments in securities and federal funds sold were $63,735 for the three months ended

September 30, 2005 compared to $67,049 for the three months ended September 30, 2004, a decrease of $3,314 (or 5%). Related income decreased to $519 for the three months ended September 30, 2005 from $487 for the three months ended September 30, 2004, a decrease of $32 (or 7%). Average investments in securities, not including federal funds sold, decreased by $10,399 (or 19%) during the three months ended September 30, 2005. Average federal funds sold increased by $7,085 (or 61%). The increase in federal funds sold was due to an increase in deposits and a decrease in securities.

Interest Expense. Interest expense was $674 for the three months ended September 30, 2005 compared to $560 for the three months ended September 30, 2004, an increase of $114 (or 20%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the three months ended September 30, 2005 were $143,844 compared to $147,573 during the three months ended September 30, 2004, a decrease of $3,729 or (3%). The average rate paid on interest-bearing liabilities increased 35 basis points to 1.86% for the quarter ended September 30, 2005 compared to 1.51% for the quarter ended September 30, 2004.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $35 for the three months ended September 30, 2005 and $21 for the three months ended September 30, 2004.

Non-interest Income. Non-interest income was $500 for the three months ended September 30, 2005 compared to $644 for the three months ended September 30, 2004, a decrease of $144 (or 22%). The decrease in non-interest income was primarily attributable to a decrease of $153 in the net gain on sale of loans and loan servicing (and to a lesser extent to the origination and sale of mortgage loans) for the three months ended September 30, 2005 as compared to three months ended September 30, 2004.

Non-interest Expense. Total non-interest expense was $2,219 for the three months ended September 30, 2005 and $1,988 for the three months ended September 30, 2004, an increase of $231 (or 12%). The increase in salaries and employee benefits results from an increase in salaries and bonuses for the three months ended September 30, 2005 compared to September 30, 2004. The increase in professional fees primarily relates to increased legal and audit fees as well as $55 in merger-related expenses recorded in the quarter ending September 30, 2005.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Three months Ended September 30,		Increase (Decrease) 2005 vs 2004
Category	2005	2004	$ Change	% Change
Salaries and employee benefits	$1,247	$1,129	$118	10%
Occupancy	209	181	28	15
Furniture and equipment	109	113	(4)	(4)
Data processing	126	113	13	12
Professional fees	217	102	115	113
Advertising and promotion	31	57	(26)	(46)
Other	280	293	(13)	(4)

Total non-interest expense	$2,219	$1,988	$231	12%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $161 (or 5%) in the third quarter of 2005 compared to the same period in 2004.

	Three months Ended September 30,
Category	2005	2004
Salaries and employee benefits	34.44%	32.63%
Occupancy	5.77	5.23
Furniture and equipment	3.01	3.27
Data processing	3.48	3.27
Professional fees	5.99	2.95
Advertising and promotion	0.86	1.65
Other	7.73	8.47

Total non-interest expense	61.28%	57.47%

Income Taxes. The provision for income taxes decreased to $290 for the three months ended September 30, 2005 from $355 for the three months ended September 30, 2004, a decrease of $65 (or 18%), primarily due to the lower income before income tax expense.

Comparative Analysis of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

Net Income. Net income was $1,078 for the nine months ended September 30, 2005 compared to $2,013 for the nine months ended September 30, 2004, a decrease of $935 (or 46%). Diluted earnings per common share were $0.82 and $1.50 for the nine months ended September 30, 2005 and 2004, respectively, based on weighted average common shares of 1,321,400 and 1,342,711, respectively. The annualized return on average common stockholders’ equity was 6.06% and 12.60% for the nine months ended September 30, 2005 and 2004, respectively. The annualized return on average assets was 0.67% for the nine months ended September 30, 2005 and 1.23% for the nine months ended September 30, 2004.

The lower net income for the nine months ended September 30, 2005 was primarily due to a one-time recovery of $460 on a previously charged-off loan and $495 in one-time life insurance proceeds received during the nine month period ended September 30, 2004. This was partially offset by the increase in interest income from loans, an increase of $836 (or 12%) and a decrease of $164 (or 16%) in the provision for income taxes for the nine month period ended September 30, 2005. These increases were partially offset by merger related costs of $290 as well as a decrease of $271 (or 46%) in non-interest income from the sale of loans and loan servicing for the period ended September 30, 2005.

Net Interest Income. Net interest income is the difference between the interest income the Company earns on its loans, securities and other earning assets, and the interest cost of deposits and other interest-bearing liabilities necessary to fund these earning assets. It is the primary component of the Company’s earnings.

Net interest income was $7,244 for the nine months ended September 30, 2005, an increase of $795 (or 12%) from the $6,449 reported for the nine months ended September 30, 2004. The average yield on interest-earning assets increased 74 basis points for the nine months ended September 30, 2005 compared to the September 30, 2004 period, while the average rate paid on interest-bearing liabilities increased 18 basis points. The higher net interest income for the nine months ended September 30, 2005 was primarily due to the growth in the loan portfolio and higher interest rates. Total interest income increased as earning assets were shifted into higher yielding loans during 2005. These changes resulted in a 62 basis point increase in the net interest margin to 4.92% for the nine months ended September 30, 2005 compared to 4.30% for the nine months ended September 30, 2004.

Interest Income. Average earning assets for the nine months ended September 30, 2005 were $198,299 compared to $201,282 for the nine months ended September 30, 2004, a decrease of $2,983 (or 1%). Total interest income, which is a function of the volume of interest-earning assets and their related rates, was $9,168 for the nine months ended September 30, 2005 compared to $8,232 for the nine months ended September 30, 2004, representing an increase of $936 (or 11%).

Loans represent the largest component of interest-earning assets. Interest income on loans was $7,721 for the nine months ended September 30, 2005 compared to $6,885 for the nine months ended September 30, 2004, an increase of $836 (or 12%). Average loans outstanding in the nine months ended September 30, 2005 were $137,841 compared to $129,149 during the nine months ended September 30, 2004, an increase of $8,692 (or 7%). The average yield on loans increased 37 basis points to 7.49% at September 30, 2005 from 7.11% at September 30, 2004.

Average investments in securities and federal funds sold were $60,458 for the nine months ended September 30, 2005 compared to $72,133 for the nine months ended September 30, 2004, a decrease of $11,675 (or 16%). Related income increased to $1,447 for the nine months ended September 30, 2005 from $1,347 for the nine months ended September 30, 2004, an increase of $100 (or 7%). Average investments in securities, not including federal funds sold, increased by $3,037 (or 7%) during the nine months ended September 30, 2005. Average federal funds sold decreased by $14,712 (or 53%). The increase in the level of interest rates in 2005 contributed to an increase in related income on federal funds sold which was partially offset by a decline in the volume of federal funds sold.

Interest Expense. Interest expense was $1,924 for the nine months ended September 30, 2005 compared to $1,783 for the nine months ended September 30, 2004, an increase of $141 (or 8%). Interest expense is a function of the volume of interest-bearing liabilities and their related rates. Average interest-bearing liabilities during the nine months ended September 30, 2005 were $146,133 compared to $150,799 during the nine months ended September 30, 2004, a decrease of $4,666 or (3%). The average rate paid on interest-bearing liabilities increased 18 basis points to 1.76% for the quarter ended September 30, 2005 compared to 1.58% for the quarter ended September 30, 2004.

Provision for Loan Losses. The periodic provision for loan losses represents the amount necessary to adjust the allowance for loan losses to management’s estimate of probable credit losses inherent in the existing loan portfolio at the reporting date. Management’s determination of the allowance for loan losses is based on the results of continuing reviews of individual loans and borrower relationships, particularly in the commercial and commercial real estate loan portfolios. A review of the quality of the loan portfolio is conducted internally by management on a quarterly basis, using a consistently-applied methodology, and the results are presented to the Board of Directors for approval. The evaluation covers individual borrowers whose aggregate loans are greater than $100, as well as all adversely-classified loans. Management also considers factors such as the borrower’s financial condition, historical and expected ability to make loan payments and underlying collateral values. The determination of the allowance for loan losses also considers the level of past due loans, the Bank’s historical loan loss experience, changes in loan portfolio mix, geographic and borrower concentrations and current economic conditions. The allowance for loan losses is also reduced by charge-offs and increased by recoveries. Management’s evaluation of the allowance for loan losses indicated that the necessary provision for loan losses was $137 for the nine months ended September 30, 2005 and ($529) for the nine months ended September 30, 2004. Approximately $460 in principal was recovered during the nine months ended September 30, 2004 on loans to one borrower which were charged-off in December 2000.

Non-interest Income. Non-interest income was $1,362 for the nine months ended September 30, 2005 compared to $2,102 for the nine months ended September 30, 2004, a decrease of $740 (or 35%). This decrease was primarily attributable to the net proceeds of $495 received by the Bank on a key man life insurance policy on the former Vice Chairman during the period ended September 30, 2004. The decline in non-interest income was also attributable to a decrease of $271 in the net gain on sale of loans and loan servicing for the nine months ended September 30, 2005 due to the reduced activity as compared to the nine months ended September 30, 2004.

Non-interest Expense. Total non-interest expense was $6,560 for the nine months ended September 30, 2005 and $6,072 for the nine months ended September 30, 2004, an increase of $488 (or 8%). The increase in total non-interest expense primarily relates to $290 in Merger-related expenses recorded during the nine months ended September 30, 2005 as well as additional occupancy expenses related to the Norwalk branch and increased rental expense at five offices.

The following table summarizes the dollar amounts for each category of non-interest expense, and the dollar and percent changes:

	Nine months Ended September 30,		Increase (Decrease) 2005 vs 2004
Category	2005	2004	$ Change	% Change
Salaries and employee benefits	$3,633	$3,571	$62	(2)%
Occupancy	645	546	99	18
Furniture and equipment	327	341	(14)	(4)
Data processing	383	365	18	5
Professional fees	634	291	343	118
Advertising and promotion	121	144	(23)	(16)
Other	817	814	3	—

Total non-interest expense	$6,560	$6,072	$488	8%

The following table summarizes dollar amounts for each category of non-interest expense as a percentage of total operating income (interest income plus non-interest income). Operating income increased by $196 (or 2%) in the nine month period ended September 30, 2005 compared to the same period in 2004.

	Nine months Ended September 30,
Category	2005	2004
Salaries and employee benefits	34.50%	34.56%
Occupancy	6.13	5.28
Furniture and equipment	3.11	3.30
Data processing	3.64	3.53
Professional fees	6.02	2.82
Advertising and promotion	1.15	1.39
Other	7.75	7.88

Total non-interest expense	62.30%	58.76%

Income Taxes. The provision for income taxes decreased to $831 for the nine months ended September 30, 2005 from $995 for the nine months ended September 30, 2004, a decrease of $164 (or 16%), primarily due to lower income before income tax expense.

Item 3. Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005 was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters included as Exhibits 31.1 and 31.2 to this report.

PART II - Other Information

Item 4. Submission of matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on August 10, 2005. At the Annual Meeting, the shareholders elected Joseph F. Field, Merrill J. Forgotson, J. James Gordon, Courtney A. Nelthropp and Donald Sappern, Directors of the Company. There were 1,056,513 votes for and 16,694 votes withheld for Mr. Field; 1,066,737 votes for and 6,470 votes withheld for Mr. Forgotson; 989,959 votes for and 83,248 votes withheld for Mr. Gordon; 1,056,513 votes for and 16,694 votes withheld for Mr. Nelthropp; and 1,056,513 votes for and 16,694 votes withheld for Donald Sappern. All five were elected for terms which expire at the 2008 Annual Meeting of Shareholders. Stanley A. Levine, Leonard Miller, Ronald C. Miller, Martin Prince and Dr. Joseph Waxberg are currently serving terms on the Board of Directors which expire at the 2006 Annual Meeting of Shareholders. James P. Jakubek, Joseph A. Maida and Paul H. Reader are currently serving terms on the Board of Directors which expire at the 2007 Annual Meeting of Shareholders.

The shareholders also ratified the appointment by the Board of Directors of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005. There were 1,067,721 votes for, 2,771 votes against and 2,715 abstentions with respect to such ratification.

Item 6. Exhibits.

Exhibits:

31.1-Rule 13a-14(a)/15d-14(a) Certification of Merrill J. Forgotson.

31.2-Rule 13a-14(a)/15d-14(a) Certification of Ernest J. Verrico.

32.1-Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCORP, INC. (Registrant)

Date: November 14, 2005	/s/ Merrill J. Forgotson
Merrill J. Forgotson
President and Chief Executive Officer

Date: November 14, 2005	/s/ Ernest J. Verrico
Ernest J. Verrico
Vice President and Chief Financial Officer